Form 10-K
period 2018-03-31
XILINX INC
filed 2018-05-15
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on September 30, 2017 as reported on the Nasdaq Global Select Market was approximately $12,264,427,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 27, 2018, the registrant had approximately 253,404,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 1, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 31, 2018

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report and particularly in Items 1. "Business" and 3. "Legal Proceedings" which contain discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A. "Risk Factors." Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "would," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three-dimensional ICs (3D ICs);

•	Adaptive Compute Acceleration Platform (ACAP): a highly integrated multi-core heterogeneous compute platform;

•	software design tools to program the PLDs;

•	software development environments and embedded platforms;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Our PLDs include field programmable gate arrays (FPGAs), complex programmable logic devices (CPLDs) that our customers program to perform desired logic functions, and programmable SoCs, which combine industry standard ARM processor-based systems with programmable logic in a single device. We also design and develop 3D ICs, which consist of a combination of FPGAs, transceivers and a wide memory interface in a single package to exceed the capacity and bandwidth of monolithic devices. In addition, earlier this year we announced a new breakthrough product category called ACAP, a highly integrated multi-core heterogeneous compute platform, which extends far beyond the capabilities of an FPGAs. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in sub-segments such as wireline and data center, wireless, aerospace and defense, test and measurement, industrial, scientific and medical, automotive, audio, video and broadcast and consumer.

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

An overview of typical PLD end market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Communications & Data Center	Wireless	• 3G/4G/5G Base Stations
• Wireless Backhaul

	Wireline and Data Center	• Enterprise Routers and Switches
• Metro Optical Networks
• Compute, Storage and Network Infrastructure Card Acceleration
• High Performance Computing

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Machine Vision
• Augmented Reality

	Test and Measurement	• Semiconductor Test and Measurement Equipment
• ASIC Emulation and Prototyping

	Aerospace and Defense	• Secure Communications
• Avionics
• Electronic Warfare and Surveillance

Broadcast, Consumer &	Consumer	• Digital Televisions
Automotive		• Cryptocurrencies

	Automotive	• Driver Assistance Systems
• Driver Information Systems
• Infotainment Systems

	Audio, Video and Broadcast	• Post Production Equipment
• "Prosumer" Video Equipment

Strategy and Competition

Our strategy for growth is to displace ASICs, ASSPs and traditional PLD in the next generation electronic systems. Additionally, we focus on enabling “building the adaptable intelligent world" with an emphasis including the three major elements described below.

•
Data center first: Xilinx is ramping up its efforts with key data center customers, ecosystem partners and software application developers, to further enable innovation and deployments in compute acceleration, computational storage and network acceleration.

•
Accelerated growth in core markets: core markets consists of automotive; wireless infrastructure; wired communications; audio, video and broadcast; aerospace and defense; industrial, scientific and medical; test, measurement and emulation; and consumer technologies where the Company has deep technology leadership market traction. These core markets and customers are central to Xilinx, and Xilinx continues to drive and enable innovation to these areas.

•
Drive adaptive computing with the introduction of ACAP: in March 2018, we announced the ACAP, which we believe is a breakthrough product category. ACAP is a highly integrated multi-core heterogeneous compute platform that can be changed at the hardware level to adapt to the needs of a wide range of applications and workloads. An ACAP's adaptability, which can be done dynamically in milliseconds during operation, delivers levels of performance and performance per-watt that is unmatched by CPUs or GPUs.

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

Product Families

PLDs	Date Introduced
Zynq UltraScale+ RFSoCs	February 2017
Spartan-7	September 2016
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Zynq-7000	March 2011
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Virtex-6	February 2009
Spartan-6	February 2009

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

UltraScale+ Product Families

The UltraScale+ portfolio consists of three product families, and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nanometer (nm) FinFET+ process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, Multi- Processing System on a Chip (MPSoCs) products, combining new memory, 3D on 3D and multiprocessing SoC technologies, and the industry’s first All Programmable SoC architecture with integrated radio frequency (RF) data converters.

•
Zynq UltraScale+ RFSoCs integrate RF data converters into an All Programmable SoC architecture. Complete with an ARM Cortex-A53 processing subsystem, UltraScale+ programmable logic, and the highest signal processing bandwidth in a Zynq UltraScale+ device, the new family provides a comprehensive RF signal chain for wireless, cable access, test & measurement, early warning / radar, and other high performance RF applications.

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

•
The Zynq-7000 family is the first family of Xilinx programmable SoCs. This class of product combines an industry-standard ARM dual-core Cortex-A9 MPCore processing system with Xilinx 28nm architecture. There are five devices in the Zynq-7000 SoC family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems, and smart heterogeneous wireless networks.

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

In early 2015, Xilinx also introduced the SDx development environment, which has significantly expanded the Xilinx user base to include the broad community of systems and software engineers in both existing and new markets. This innovative development environment also enables end user and third party platform developers to rapidly define, integrate and verify system level solutions and provide their end customers with a customized programming environment. The SDx family includes the SDNet environment, which enables the easy creation of high-performance packet processing systems with high level user defined specifications and compilation to highly optimized FPGAs; the SDAccel environment for OpenCL, C and C++ software designers focusing on data center acceleration applications; and the SDSoC environment for All Programmable SoCs and MPSoCs with broad end market applicability.

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

In May of 2016, Xilinx led the formation of the very broad Cache Coherent Interconnect Acceleration (CCIX) consortium with the singular goal of bringing a high performance, open acceleration framework to the data center market. As of March 2018, this consortium had approximately 40 members, ranging from silicon providers to a rich ecosystem of partners including design, foundry, verification, software and system vendors.

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

As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex, Kintex, Zynq UltraScale+, Zynq UltraScale+ RFSoCs, Virtex & Kintex UltraScale and Artix, Kintex, Virtex & Zynq 7 Series program families. We have enhanced our IP core offerings and introduced our next generation software design suite (Vivado), which is optimized for SDAccel and SDSoC application development. Through process technology collaboration with our foundry suppliers along with strategic investment in EDA tools and improved design techniques, we have been the first PLD Company to ship 45nm high-volume, 28nm, 20nm and 16nm FPGA devices. Additionally, our investment in R&D has allowed us to ship the industry's first 28nm and 16nm devices with embedded ARM technology, the industry's first All Programmable SoC with integrated RF Data Converters, as well as the industry's first 3D IC devices on the 28nm and 20nm process nodes.

We believe technical leadership and innovation are essential to our future success, and we continue to invest in our technology. In fiscal 2018, 2017 and 2016, our R&D expenses were $639.8 million, $601.4 million and $533.9 million, respectively.

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

In accordance with our distribution agreements and industry practice, we have granted our authorized distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a change in list prices subsequent to the initial sale. Revenue recognition on shipments to distributors worldwide is deferred until the products are sold to the distributors' end customers. Our revenue recognition policy will change starting fiscal 2019, see "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8.

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. As of March 31, 2018 and April 1, 2017, Avnet accounted for 60% and 59%, respectively, of our total net accounts receivable. Resale of product through Avnet accounted for 43%, 44% and 50% of our worldwide net revenues in fiscal 2018, 2017 and 2016, respectively. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 15. Segment Information" for information about our revenues from external customers and domestic and international operations.

No end customer accounted for more than 10% of our net revenues in fiscal 2018, 2017 or 2016.

Backlog

As of March 31, 2018, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $429.0 million, compared to $356.0 million as of April 1, 2017. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

Wafer Fabrication

As a fabless semiconductor company, we do not manufacture wafers used for our IC products or PROMs. Rather, we purchase our wafers from independent foundries including TSMC, United Microelectronics Corporation (UMC) and Samsung Electronics Co., Ltd. (Samsung). TSMC manufactures the wafers for our Advanced Products.

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

Intellectual Property and Licenses

While our various proprietary intellectual property rights (including patents, copyrights, trade secrets, and trademarks) are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 31, 2018, we held over 4,200 issued patents, which vary in duration, and over 800 pending patent applications relating to our proprietary technology in various jurisdictions around the world. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, IC architecture, IP cores, system design, testing methodologies and other technologies relating to our products and business. We licensed portions of our patent portfolio to certain external parties and obtained patent licenses from certain third-parties as well.

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

Employees

As of March 31, 2018, we had 4,014 employees compared to 3,831 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 14, 2018 is set forth below:

Name	Age	Position
Victor Peng	58	President and Chief Executive Officer (CEO)
Lorenzo A. Flores	53	Executive Vice President and Chief Financial Officer (CFO)
Catia Hagopian	46	Senior Vice President, General Counsel and Secretary
William Christopher Madden	59	Senior Vice President, Hardware and Systems Product Development
Emre Önder	51	Senior Vice President, Product and Vertical Marketing
Salil Raje	48	Senior Vice President, Software and IP Products Group
Vincent L. Tong	56	Executive Vice President, Global Operations and Quality
Mark David Wadlington	56	Senior Vice President, Global Sales

There are no family relationships among the executive officers of the Company or the Board of Directors.

Victor Peng joined the Company in April 2008 and currently serves as President and Chief Executive Officer, a position he has held since February 2018. From April 2017 to February 2018, Mr. Peng served as Chief Operating Officer. From July 2014 to April 2017, he served as Executive Vice President and General Manager of Products. From May 2013 through July 2014, Mr. Peng served as Senior Vice President and General Manager of the Programmable Platforms Group. From May 2012 through April 2013, he served as Senior Vice President of the Programmable Platforms Group. From November 2008 through April 2012, he served as Senior Vice President of the Programmable Platforms Development Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.

Lorenzo A. Flores joined the Company in September 2008 and currently serves as Executive Vice President and Chief Financial Officer, a position he has held since February 2018. From May 2016 to January 2018, Mr. Flores served as Senior Vice President and Chief Financial Officer. From July 2012 to May 2016, Mr. Flores served as Corporate Vice President of Finance and Corporate Controller.  From September 2008 to June 2012 he served as Vice President of Finance and Corporate Controller.  Prior to joining the Company, Mr. Flores was Assistant Vice President of Financial Planning and Analysis at Cognizant Technology Solutions, served as Chief Financial Officer of a venture funded startup, and spent ten years at Intel Corporation, a semiconductor chip maker, serving in a variety of positions, including Controller, Intel Architecture CPUs and Controller, Telecommunications and Embedded Group.

Catia Hagopian joined the Company in February 2007 and currently serves as Senior Vice President, General Counsel and Secretary, a position she has held since March 2018. Ms. Hagopian is responsible for the Company’s legal operations globally covering matters such as commercial transactions, corporate activities and policies, corporate governance, employment, export compliance, intellectual property and litigation. From April 2012 to March 2018, Ms. Hagopian served as the Company’s Vice President, Legal Affairs, Global Compensation and Benefits.  From February 2007 to April 2012, Ms. Hagopian held various senior positions in the Company’s Legal Department.  Prior to joining the Company, Ms. Hagopian served as a law clerk for the US District Court, Eastern District of California and worked at several law firms, including DLA Piper LLP (US).

William Christopher Madden joined the Company in May 2008 and currently serves as Senior Vice President, Hardware and Systems Product Development, a position he has held since July 2017.  From October 2010 to June 2017, Mr. Madden served as Corporate Vice President, FPGA Development and Silicon Technology.  From May 2008 to September 2010, Mr. Madden served as Vice President of Silicon Technology.  Prior to joining the Company, Mr. Madden served as a Senior Fellow at AMD where he drove AMD’s next generation chip integration methodology.  Mr. Madden also currently serves as an Adjunct Professor at University College Dublin, a Fellow of the Institute of Engineers Ireland and a Board Member of Science Foundation Ireland.

Emre Önder joined the Company in August 2017 and currently serves as Senior Vice President, Product and Vertical Marketing. From July 2015 to June 2017, Mr. Önder served as the Vice President/General Manager and Vice President, Global Sales, Sensing and IoT at Honeywell International Inc., a diversified technology and manufacturing company that produces a variety of commercial and consumer products]. From October 2009 to December 2014, he served as Vice President, Marketing and Core Markets at Analog Devices, Inc. (ADI), a global analog, mixed-signal and digital signal processing technology company. Prior to joining ADI, Mr. Önder worked at EMC Corporation and the Boston Consulting Group.

Salil Raje joined the Company in June 2004 and currently serves as Senior Vice President, Software and IP Products Group, a position he has held since April 2017. From June 2012 to April 2017, Mr. Raje served as Corporate Vice President, Software and IP Products Group. He has also served as Vice President, FPGA Software from January 2009 to June 2012, and as Director, Software Development from June 2004 to January 2009. Prior to joining the Company, Mr. Raje served as Chief Technology Officer and Chief Executive Officer of Hier Design, Inc., a company he co-founded in 2001 and which was acquired by the Company in June 2004.

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

Mark David Wadlington joined the Company in March 2018 and currently serves as Senior Vice President, Global Sales. Prior to joining the Company, Mr. Wadlington was Senior Vice President, Worldwide Sales at Synaptics Incorporated from April 2017 to March 2018.  Prior to joining Synaptics, from February 2013 to March 2017, Mr. Wadlington held executive positions at Lattice Semiconductor, including serving as Corporate Vice President and General Manager, Mobile and Consumer Division at Lattice Semiconductor and Corporate Vice President of Worldwide Sales.  Prior to Lattice, Mr. Wadlington was Vice President of Worldwide Sales at Applied Micro Circuits Corporation (AMCC) from March 2011 to November 2012.  Prior to AMCC, Mr. Wadlington served as the Vice President of America’s Sales at the Company, Vice President of Worldwide MCP (media communications processor) Sales at NVIDIA, and held various senior-level positions at LSI Logic during his 21-year tenure there, including serving as LSI Logic’s Vice President of Worldwide Semiconductor Sales.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks to the Company. Our business operations or financial condition could be impaired by risks and uncertainties not presently known to the Company, or that the Company's management does not currently consider material. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our success depends on our ability to develop and introduce new products and our failure to do so would have a material adverse impact on our financial condition and results of operations.

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. Consolidation in our industry may increasingly result in our competitors having greater resources, or other synergies, that provide them with a competitive advantage in those regards. The success of new product introductions is dependent upon several factors, including:

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

Our product development efforts may not be successful, our new products may not achieve industry acceptance, or we may not achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles. As a result, we may be increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products, and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

We rely on independent foundries for the manufacture of all of our products and a manufacturing problem or insufficient foundry capacity could adversely affect our operations.

Most of our wafers are manufactured in Taiwan by TSMC and UMC. We also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined through periodic negotiations with these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC which manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.

We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

Earthquakes or other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Our worldwide operations could be disrupted by earthquakes or other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water. The independent foundries, upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes and other natural disasters. TSMC's and UMC's foundries in Taiwan and our assembly and test partners in other regions as well as many of our operations in California are located in areas that have been seismically active in the past and some of these areas have also been affected by other natural disasters such as typhoons. Disruption of operations at these foundries and our facilities could cause delays in manufacturing and shipments of our products, and could have a material adverse effect on our results of operations. Any catastrophic event in these locations would disrupt our operations, and our insurance may not cover losses resulting from such disruptions of our operations, thereby materially adversely affecting our financial condition and results of operations. For example, as a result of the March 2011 earthquake in Japan, production at the Seiko factory at Sakata was halted temporarily, impacting production of some of our older devices. In addition, suppliers of wafers and substrates were forced to halt production temporarily. Furthermore, natural disasters can also indirectly impact us. For example, our customers' supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products. More vertically-integrated competitors may be less exposed to some or all of these and other risks.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, other factors may affect our end customers' demand for our products, including, but not limited to, end customer program delays and the ability of end customers to secure other complementary products. We also are dependent upon "turns," orders received and turned for shipment in the same quarter. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

If we are not able to compete successfully in our industry, our financial results and future prospects will be adversely affected.

Our PLDs compete in the IC industry, an industry that is intensely competitive, continues to consolidate, and is characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our PLD competitors, including Intel, Lattice and Microsemi, and from new market entrants. In addition, we continue to face competition in the ASIC and ASSP markets, including competitors such as Broadcom, Marvell and Texas Instruments. We believe that important competitive factors in the logic IC industry include:

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

If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or other materials ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address customer product demands in a timely manner. For example, in 2011, when certain suppliers located in Japan were forced to temporarily halt production as the result of a natural disaster, this resulted in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer or materials prices could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.

We depend on distributors, primarily Avnet, to generate a significant portion of our sales and complete order fulfillment.

Resale of product through Avnet accounted for 43% of our worldwide net revenues in fiscal 2018, and, as of March 31, 2018, Avnet accounted for 60% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Unpredictable economic conditions may adversely impact the financial health of some of these distributors, particularly our smaller distributors. This could increase our credit risk exposure relating to the insolvency of certain distributors, the inability of distributors to obtain credit to finance the purchase of our products, or delayed payment for such purchases. Our business could be harmed if the financial health of these distributors impaired their performance and we were unable to secure alternate distributors.

We are dependent on independent subcontractors for most of our assembly and test services, and unavailability or disruption of these services could negatively impact our financial condition and results of operations.

We are dependent on subcontractors to provide semiconductor assembly, substrate, test and shipment services. Any (i) prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely delivery, (ii) disruption in assembly, test or shipment services, (iii) delays in stabilizing manufacturing processes and ramping up volume for new products, (iv) transitions to new service providers, or (v) other circumstance that would require us to seek alternative sources of supply, could delay shipments and have a material adverse effect on our ability to meet customer demands. In addition, unpredictable economic conditions may adversely impact the financial health and viability of these subcontractors and result in their insolvency or their inability to meet their commitments to us. These factors would result in reduced net revenues and could negatively impact our financial condition and results of operations.

A number of factors, including our inventory strategy, can impact our gross margins.

A number of factors can cause our gross margins to fluctuate, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, licensing costs, geographic and/or market segment pricing strategies. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

While our overall inventory levels fluctuate over time, the inventory of newer product lines may be higher than other products due to a planned increase in safety stock in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could have impact on our inventory valuation as well as our operating results.

Reductions in the average selling prices of our products could have a negative impact on our gross margins.

The average selling prices of our products generally decline as the products mature. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. We also continue to develop higher value products or product features that increase the average selling prices of our products, or slow the decline of such prices. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in our revenues and gross margins.

General negative economic conditions and any related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.

If weak economic conditions happen, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, on March 8, 2016, the U.S. Department of Commerce added ZTE Corporation (ZTE) to its "Entity List" and placed certain export restrictions on ZTE and its suppliers. Although the U.S. Department of Commerce and ZTE reached a settlement effective on March 23, 2017, which removed ZTE from the Entity List, in April 2018, the U.S. Department of Commerce issued a denial order against ZTE. Unless interim relief is provided or ZTE reaches another settlement with the U.S. Department of Commerce, this restriction may have a material adverse effect on our business, financial condition and/or operating results. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit", has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business. In addition, in the first half of 2018, the U.S and China began threatening to impose tariffs on each other's products, leading to fears of a trade war, which, if were to materialize, could result in general economic downturn or otherwise have a material adverse effect on our business.

Because we have international business and operations, we are vulnerable to the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive more than half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan where economic weaknesses have adversely affected our revenues in the past. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact on our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. For example, the United Kingdom's 2016 referendum vote to approve, "Brexit", has created economic uncertainty and currency volatility in the European Union. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, changes to U.S. domestic and foreign policy and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities was judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

Our failure to protect and defend our IP could impair our ability to compete effectively.

We rely upon patent, copyright, trade secret, mask work and trademark laws to protect our IP. We cannot provide assurance that such IP rights can be successfully asserted in the future or will not be invalidated, violated, circumvented or challenged. From time to time, third parties, including our competitors, have asserted against us patent, copyright or other IP rights to technologies that are important to us. Third parties may attempt to misappropriate our IP through electronic or other means or assert infringement claims against us or parties we have agreed to indemnify. Such assertions by third parties may result in costly litigation, indemnity claims or other legal actions, and we may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. Any infringement claim, indemnification claim, or impairment or loss of use of our IP could materially adversely affect our financial condition and results of operations.

Our ability to design and introduce new products in a timely manner is dependent upon third-party IP.

In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features may rely on intellectual property acquired from third parties, including hardware and software tools and products. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools that are available to us. In addition, hardware and software tools and products procured from third parties may contain design or manufacturing defects, including flaws that could unexpectedly interfere with the operation of our products. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be adversely affected.

Any failure of our information technology systems to function properly could result in business disruption.

We rely in part on various information technology (IT) systems to manage our operations, including, but not limited to, financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial, management, or operational information on a timely and accurate basis. In addition, hardware and software tools and products procured from third parties included in our IT systems could contain design or manufacturing defects, including flaws that could unexpectedly interfere with the operation of our IT systems. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption.

Cyber-attacks and data breaches could have an adverse effect on our business and reputation and negatively impact our financial condition and results of operations.

Security breaches, including cyber-attacks, phishing attacks or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. We depend on the uninterrupted operation of our IT systems to manage our operations, store and retrieve business and financial data and facilitate internal communications and communications with customers, subcontractors, suppliers and distribution partners. We experience security incidents of varying degrees on an ongoing basis. We take steps to detect and investigate any security incidents and prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to or sabotage networks and systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. These security incidents may involve unauthorized access, misuse or disclosure of intellectual property or confidential or proprietary information regarding our business or that of our customers or business partners. We also may be subject to unauthorized access to our IT systems through a security breach or cyber-attack. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Recently, several large organizations have been infected by “ransomware,” through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network and systems. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as those of our IT systems. In the event of a security breach, our business and reputation could be harmed and we could be subject to legal and regulatory claims which could negatively impact our financial condition and results of operations.

Acquisitions and strategic investments present risks, and we may not realize the goals that were contemplated at the time of a transaction.

In the past, we have acquired technology companies whose products complement our products. We also have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future, which present risks, including:

•	our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•	an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;

•	our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines;

•	we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;

•	our strategic investments may not perform as expected, and we may be required to recognize a loss on any or all of our strategic investments; and

•	we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. generally accepted accounting principles (GAAP).

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain, develop and transition such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructurings that eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we are unable to retain or develop existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed. Further, changes to our qualified personnel, including key members of management, may be disruptive to our business, and any failure to successfully assimilate key new hires, or to successfully retain, develop and transition promoted employees, could adversely affect our business and results of operations.

Unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 16. Litigation Settlement and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

Our products could have defects which could result in reduced revenues and claims against us.

We develop complex and evolving products that include both hardware and software. Despite our testing efforts and those of our subcontractors, defects may be discovered in existing or new products. Such defects may cause us to incur significant warranty, support and repair or replacement costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers. Subject to certain terms and conditions, we have agreed to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure. As a result, epidemic failure and other performance problems could result in claims against us or the delay or loss of market acceptance of our products and would likely harm our business. Our customers could also seek damages from us for their losses.

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

In preparing our financial statements in conformity with accounting principles generally accepted in the U.S., we must make estimates and judgments in applying our critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets including acquisition-related intangibles, goodwill, taxes and stock-based compensation. We base our estimates on historical experience, input from outside experts and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and materially affected.

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

Our inability to effectively control the sale of our products on the gray market could have a material adverse effect on our business or results of operations.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for companies whose products incorporate "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries, regardless of whether such products are manufactured by those companies or by third parties. These requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. The costs associated with complying with the disclosure requirements include those for due diligence in regard to the sources of any conflict minerals used in our products, remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may face reputational challenges if we are unable to sufficiently verify the origins for all minerals used in our products through the due diligence process we implement. Moreover, some of our customers may require that all of the components of our products are certified as conflict-free, and we may be unable to verify the origin of the raw materials used in our products to the extent necessary to make this certification.

Exposure to greater-than-anticipated income tax liabilities, changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations.

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

Recently enacted U.S. tax legislation significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and imposing new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial condition.

In addition, we are subject to examinations of our income tax returns by domestic and foreign tax authorities.  We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial condition and results of operations.

Considerable amounts of shares of our common stock are available for issuance under our equity incentive plans, and significant issuances in the future may adversely impact the market price of our common stock.

As of March 31, 2018 we had 2.00 billion authorized shares of common stock, of which 253.4 million shares were outstanding. In addition, 27.7 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP). The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of March 31, 2018 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

The indentures governing the 2019 Notes, 2021 Notes and 2024 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

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

We lease office facilities for our engineering design centers in Hyderabad, India; Albuquerque, New Mexico; Edinburgh, Scotland; Ottawa, Canada; Beijing, China; Belfast, Northern Ireland; Cork, Ireland and Gothenberg, Sweden. We also lease sales offices in various locations throughout North America, which include the metropolitan areas of Chicago, Dallas, Detroit, Nashua, Raleigh, San Diego as well as international sales offices located in the metropolitan areas of Bangalore, Beijing, Chengdu, Brussels, Helsinki, Hong Kong, London, Milan, Munich, Nanjing, Paris, Seoul, Shanghai, Shenzhen, Stockholm, Taichung, Taipei, Tel Aviv, Tokyo and Xi'an.

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
Our common stock trades on the Nasdaq Global Select Market under the symbol XLNX. As of May 4, 2018, there were approximately 450 stockholders of record, which does not include beneficial owner of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).
The following table sets forth the high and low closing sale prices, for the periods indicated, for our common stock as reported by the Nasdaq Global Select Market:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$68.07	$55.10	$47.45	$42.92
Second Quarter	70.83	61.02	54.46	45.48
Third Quarter	74.50	67.42	61.24	49.61
Fourth Quarter	77.07	62.82	60.32	57.37
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Fiscal 2018	Fiscal 2017
First Quarter	$0.35	$0.33
Second Quarter	0.35	0.33
Third Quarter	0.35	0.33
Fourth Quarter	0.35	0.33
On April 24, 2018, our Board of Directors declared a cash dividend of $0.36 per common share for the first quarter of fiscal 2019. The dividend is payable on June 4, 2018 to stockholders of record as of May 15, 2018.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
(In thousands, except per share amounts)
Period
December 31, 2017 to February 3, 2018	448	$72.35	448	$338,922
February 4, 2018 to March 3, 2018	956	$72.00	956	$270,098
March 4, 2018 to March 31, 2018	871	$72.01	871	$207,379
Total for Quarter	2,275		2,275

(1) In May 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date. Through March 31, 2018, the Company had used $792.6 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving a balance of $207.4 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 31, 2018 and April 1, 2017.

See "Note 13. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 28, 2013, the last trading day before our fiscal 2013, to March 29, 2018, the last trading day of our fiscal 2018. The graph and table assume that $100 was invested on March 28, 2013 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/28/13	03/28/14	03/27/15	04/01/16	03/31/17	03/29/18
Xilinx, Inc.	100.00	144.33	116.57	134.83	168.24	214.37
S&P 500 Index	100.00	120.89	136.89	140.71	163.83	186.75
S&P 500 Semiconductors Index	100.00	128.69	162.88	167.09	229.27	312.94

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 31, 2018
(In thousands, except per share amounts)

	March 31, 2018(1)	April 1, 2017	April 2, 2016	March 28, 2015 (2)	March 29, 2014 (3)
Net revenues	$2,539,004	$2,349,330	$2,213,881	$2,377,344	$2,382,531
Operating income	745,054	699,394	669,881	755,078	748,927
Income before income taxes	750,411	691,080	636,825	740,076	709,526
Provision for income taxes	238,030	68,568	85,958	91,860	79,138
Net income	512,381	622,512	550,867	648,216	630,388

Net income per common share:
Basic	$2.05	$2.47	$2.14	$2.44	$2.37
Diluted	$1.99	$2.32	$2.05	$2.35	$2.19
Shares used in per share calculations:
Basic	249,595	252,301	257,184	265,480	266,431
Diluted	257,960	268,813	268,667	276,123	287,396
Cash dividends per common share	$1.40	$1.32	$1.24	$1.16	$1.00

(1)
Fiscal 2018 consolidated statement of income data included executive transition costs of $33,351, and the impact of the US tax law changes (see "Note 14. Income Taxes" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for more information).

(2)	Fiscal 2015 consolidated statement of income data included restructuring charges of $24,491.

(3)	Fiscal 2014 consolidated statement of income data included litigation charges of $9,410 and loss on extinguishment of convertible debentures of $9,848.
Consolidated Balance Sheet Data
Five years ended March 31, 2018
(In thousands)

	2018	2017	2016	2015	2014
Working capital	$3,207,283	$2,982,920	$2,972,261	$2,971,259	$2,077,488
Total assets	5,055,687	4,740,532	4,819,269	4,892,146	5,029,176
Long-term debt	1,214,440	995,247	993,639	992,058	990,281
Other long-term liabilities	573,809	339,050	278,446	304,479	266,438
Stockholders' equity	2,330,235	2,507,633	2,589,893	2,611,594	2,752,682
.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Valuation of Marketable Securities and Non-marketable Securities

Our short-term and long-term investments consist of primarily marketable debt, and to a lesser extent equity securities. As of March 31, 2018, we had marketable debt and equity securities with a fair value of $2.18 billion.

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt or equity securities in fiscal 2018, 2017 or 2016.

Our investments in non-marketable equity securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. The impairments loss for non-marketable equity securities were not material during all periods presented.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers (our revenue recognition policy will change starting fiscal 2019, See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8). For fiscal 2018, approximately 53% of our net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. We maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the estimated amount of gross margin expected to be realized when distributors sell through product purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point we have a legally enforceable right to collection under normal payment terms.

As of March 31, 2018, we had $31.8 million of deferred revenue and $6.6 million of deferred cost of revenues recognized as a net $25.2 million of deferred income on shipments to distributors. As of April 1, 2017, we had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2018, there was no impairment of goodwill in fiscal 2018. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2019. To date, no impairment indicators have been identified.

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

We have recorded provisional estimates associated with the December 22, 2017 enactment of the Tax Cuts and Jobs Act (TCJA). The SEC has provided accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. As of March 31, 2018, we consider the estimates for the one-time transition tax and for the deferred tax liabilities for U.S. taxes on investments in foreign subsidiaries to be provisional. New guidance from regulators, interpretation of U.S. federal and state laws, and refinement of our estimates from ongoing analysis of data and tax positions may change these provisional amounts. See "Note 14. Income Taxes" to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated:

	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	29.8	30.1	30.3
Gross margin	70.2	69.9	69.7
Operating expenses:
Research and development	25.2	25.6	24.1
Selling, general and administrative	14.3	14.3	15.0
Amortization of acquisition-related intangibles	—	0.2	0.3
Executive transition costs	1.3	—	—
Total operating expenses	40.8	40.1	39.4
Operating income	29.4	29.8	30.3
Interest and other income (expense), net	0.2	(0.4)	(1.5)
Income before income taxes	29.6	29.4	28.8
Provision for income taxes	9.4	2.9	3.9
Net income	20.2%	26.5%	24.9%

Net Revenues

(In millions)	2018	Change	2017	Change	2016
Net revenues	$2,539.0	8%	$2,349.3	6%	$2,213.9

Net revenues in fiscal 2018 were $2.54 billion, an increase of 8% as compared to fiscal 2017. Advanced Products revenues increased 28% in fiscal 2018 but were partially offset by declines from our Core Products. The increase in Advanced Products was due to higher Advanced Products sales across all end markets, especially in Industrial, Aerospace & Defense and Broadcast, Consumer & Automotive. Net revenues in fiscal 2017 were $2.35 billion, an increase of 6% as compared to fiscal 2016. Advanced Products revenues increased 45% in fiscal 2017 but were partially offset by declines from our Core Products. The increase in Advanced Products was due to higher sales across all end markets, especially in Communications & Data Center and Industrial, Aerospace & Defense. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

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

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2018	% of Total	% Change	2017	% of Total	% Change	2016
Advanced Products	$1,383.0	54	28	$1,080.7	46	45	$746.5
Core Products	1,156.0	46	(9)	1,268.6	54	(14)	1,467.4
Total net revenues	$2,539.0	100	8	$2,349.3	100	6	$2,213.9

Net revenues from Advanced Products increased significantly in fiscal 2018 as a result of sales growth from our 28nm, 20nm and 16nm product families. Sales from our 28nm products were approximately $900.0 million, while sales from our 20nm and 16nm products exceeded $300.0 million and $100.0 million, respectively, during fiscal 2018. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 28nm, 20nm and 16nm products. In fiscal 2017, growth across all nodes of our Advanced Products families contributed to the strong revenue growth versus the comparable prior year period.

Net revenues from Core Products decreased in both fiscal 2018 and fiscal 2017 from the comparable prior year periods. The decrease in fiscal 2018 was largely driven by the decline in sales from our Virtex-5, Virtex-6 and Spartan-3 product families, while the decrease in fiscal 2017 was largely due to the decline in sales from our Spartan-3 and Virtex-6 product families.

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

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2018	% Change in Dollars	2017	% Change in Dollars	2016
Communications & Data Center	37%	(7)	42%	9	41%
Industrial, Aerospace & Defense	46	21	41	5	42
Broadcast, Consumer & Automotive	17	15	17	2	17
Total net revenues	100%	8	100%	6	100%

Net revenues from Communications & Data Center decreased in fiscal 2018, but increased in fiscal 2017 from the comparable prior year periods. The decrease in fiscal 2018 was primarily due to lower sales from wireline and wireless. The increase in fiscal 2017 from the comparable prior year period was primarily due to higher sales from wireless, and to a lesser extent from wireline and data center.

Net revenues from Industrial, Aerospace & Defense increased in fiscal 2018 from the comparable prior year period. The increase in fiscal 2018 was primarily due to higher sales from all sub-segments, primarily aerospace and defense and test and measurement. Net revenues from Industrial, Aerospace & Defense increased in fiscal 2017 from the comparable prior year period. The increase in fiscal 2017 was primarily due to higher sales from test and measurement and aerospace and defense, partially offset by a decrease in sales from industrial, scientific and medical.

Net revenues from Broadcast, Consumer & Automotive increased in fiscal 2018 and slightly in fiscal 2017 from the comparable prior year periods. The increase in fiscal 2018 was due to higher sales from all sub-segments, primarily consumer. The slight increase in fiscal 2017 was due to higher sales from automotive.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2018	% of Total	% Change	2017	% of Total	% Change	2016
North America	$768.1	30	4	$738.4	31	4	$710.7
Asia Pacific	1,034.2	41	8	956.1	41	12	855.9
Europe	513.7	20	13	456.6	20	8	424.7
Japan	223.0	9	13	198.2	8	(11)	222.6
Total net revenues	$2,539.0	100	8	$2,349.3	100	6	$2,213.9

Net revenues in North America increased in fiscal 2018 from the comparable prior year period. The increase was primarily due to higher sales from Aerospace and Defense. Net revenues in North America increased in fiscal 2017 from the comparable prior year period. The increase was primarily due to higher sales from Test and Measurement.

Net revenues in Asia Pacific increased in fiscal 2018 from the comparable prior year period. The increase was primarily due to higher sales from Consumer, and to a lesser extent from Industrial, Scientific and Medical. Net revenues in Asia Pacific increased in fiscal 2017 from the comparable prior year period, which was primarily driven by higher sales from Wireless Communications.

Net revenues in Europe increased in fiscal 2018 and in fiscal 2017 from the comparable prior year periods. The increases were primarily due to higher sales from Test and Measurement, partially offset by lower revenues from Wireless Communications.

Net revenues in Japan increased in fiscal 2018 from the comparable prior year period. The increase was primarily driven by higher sales in Test and Measurement and Industrial, Scientific and Medical. Net revenues in Japan decreased in fiscal 2017 from the comparable prior year period, which was primarily driven by lower sales in Industrial, Scientific and Medical.

Gross Margin

(In millions)	2018	Change	2017	Change	2016
Gross margin	$1,782.6	9%	$1,641.1	6%	$1,542.0
Percentage of net revenues	70.2%		69.9%		69.7%

Gross margin was slightly higher by 0.3 and 0.2 percentage point in fiscal 2018 and in fiscal 2017, respectively, from the comparable prior year periods. The slight increases in gross margin for both periods were primarily due to end-market mix, as the percentage of revenue derived from Industrial, Aerospace & Defense (which has relatively higher gross margin) has increased while the percentage of revenue from Communications & Data Center has decreased in the past two years.

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

Research and Development

(In millions)	2018	Change	2017	Change	2016
Research and development	$639.8	6%	$601.4	13%	$533.9
Percentage of net revenues	25%		26%		24%

R&D spending increased $38.4 million, or 6%, during fiscal 2018 from the comparable prior year period. The increase was primarily attributable to higher employee compensation (including stock-based compensation) related to our new product development, partially offset by lower mask and wafer spending. R&D spending increased $67.5 million, or 13%, during fiscal 2017 from the comparable prior year period. The increase was primarily attributable to higher mask and wafer spending and employee compensation (including stock-based compensation) related to our new product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2018	Change	2017	Change	2016
Selling, general and administrative	$362.3	8%	$335.2	1%	$331.7
Percentage of net revenues	14%		14%		15%

SG&A expenses increased by $27.1 million or 8% during fiscal 2018, and by $3.5 million or 1% during fiscal 2017, from the comparable prior year periods as we incurred higher employee compensation in both years (including stock based compensation) from higher headcount relating to revenue growth.

Executive Transition Costs

During the fourth quarter of fiscal 2018, we announced the transition of our President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, we also implemented restructuring measures to realign resources and drive overall operating efficiencies, which impacted approximately 60 positions in various geographies and functions worldwide. We recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2018, there was $10.4 million accrual for severance and other benefits that are expected to be paid primarily during fiscal 2019.

The following table summarizes the transition costs accrual activity for fiscal 2018:

(In millions)	Employee severance and benefits
Total executive transition costs	$33.4
Cash payments	(6.4)
Non-cash charges	(16.6)
Balance as of March 31, 2018	$10.4

Amortization of Acquisition-Related Intangibles

(In millions)	2018	Change	2017	Change	2016
Amortization of acquisition-related intangibles	$2.2	(58)%	$5.1	(22)%	$6.6
Percentage of net revenues	—%		—%		—%

The amortization expense decreased in fiscal 2018 and 2017 as compared to prior year periods. The decreases were due to certain intangibles that were fully amortized in fiscal 2017 and during fiscal 2018.

Stock-Based Compensation

(In millions)	2018	Change	2017	Change	2016
Stock-based compensation included in:
Cost of revenues	$8.5	6%	$8.0	—%	$8.0
Research and development	76.8	15%	66.9	12%	59.7
Selling, general and administrative	51.9	8%	48.0	8%	44.3
Executive transition costs	16.6	100%	—	—%	—
	$153.8	25%	$122.9	10%	$112.0
The $30.9 million and $10.9 million increases in stock-based compensation expense for fiscal 2018 and 2017, respectively, as compared to the prior year periods were primarily related to higher expenses associated with restricted stock units, as we granted more restricted stock units at a higher fair value in the recent years. In addition, during fiscal 2018 we incurred $16.6 million of stock-based compensation related to the transition of our President and Chief Executive Officer position.

Interest and Other Income (Expense), Net

(In millions)	2018	Change	2017	Change	2016
Interest and other income (expense), net	$5.4	(164)%	$(8.3)	(75)%	$(33.1)
Percentage of net revenues	—%		—%		(1)%

In fiscal 2018 we had net interest and other income of $5.4 million as compared to net interest and other expense of $8.3 million in fiscal 2017. The increase was primarily due to higher interest income from the investment portfolio, and to a lesser extent lower interest expenses from 2024 Notes and its related interest rate swap contracts as compared to the total interest expenses recognized from the 2017 Convertible Notes that matured in the first quarter of fiscal 2018. The decrease in net interest and other expense in fiscal 2017 from the prior year period was primarily due to higher interest income from the investment portfolio as a result of rising interest rate environment.

Provision for Income Taxes

(In millions)	2018	Change	2017	Change	2016
Provision for income taxes	$238.0	247%	$68.6	(20)%	$86.0
Percentage of net revenues	9%		3%		4%
Effective tax rate	32%		10%		13%

On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. Some provisions of the TCJA began to impact us in fiscal 2018, while other provisions will impact us beginning in fiscal 2019.
The corporate tax rate reduction was effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate was a blended rate of 31.5%. The change in the statutory tax rate from 35% to 31.5% for our fiscal 2018 did not have a significant impact on the effective tax rate.

The difference between the blended U.S. federal statutory tax rate of 31.5% and our effective tax rate in fiscal 2018 was primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities and the beneficial impact of income earned in lower tax rate jurisdictions as discussed in “Note 14. Income Taxes” to our consolidated financial statements, included in “Part II. Item 8, Financial Statements and Supplementary Data.”

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in fiscal 2017 was primarily due to income earned in lower tax rate jurisdictions for which no U.S. income tax had been provided, as we intended to permanently reinvest the earnings outside of the U.S.

The increase in the effective tax rate for fiscal 2018 from the comparable prior year period was primarily due to the U.S. federal one-time transition tax of $590.2 million, a remeasurement of certain deferred tax assets and liabilities as a result of the reduction in the corporate income tax rate to 21% in the amount of $25.1 million and a release of reserves for uncertain tax positions in fiscal 2017. The increases in the effective tax rate were partially offset by the reversal of deferred tax liabilities related to U.S. federal income tax on a portion of unremitted foreign earnings that had been accrued through fiscal 2017 in the amount of $381.7 million.

The decrease in effective tax rate in fiscal 2017 compared with fiscal 2016 was primarily due to fiscal 2017 benefits from the adoption of new accounting guidance with respect to share-based payment accounting and the release of reserves for uncertain tax positions upon completion of the Internal Revenue Service examination of fiscal 2012 through 2014.
Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of March 31, 2018, we recognized provisional amounts for the tax effects of the TCJA which were included as components of income tax expense from continuing operations and reflected in the effective tax rates above. We will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements. The final impact of the TCJA recorded by us may vary materially from the provisional impact recorded due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities and the need for further guidance on the income tax accounting.
In addition to the impacts of tax reform on fiscal 2018 previously discussed, the TCJA also establishes new tax laws that will be effective for our fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries, which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of entertainment expenses; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on our tax expense for fiscal 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.

Because of the complexity of the new tax on low-taxed income of foreign subsidiaries, we are continuing to evaluate this provision of the TCJA and the application of ASC 740. Based on recent deliberations by the Financial Accounting Standards Board (FASB), we will be allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (2) recognize deferred taxes for temporary basis differences expected to reverse as low-taxed income in future years. Our selection of an accounting policy will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

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

Fiscal 2018 Compared to Fiscal 2017

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 31, 2018 and April 1, 2017 totaled $3.55 billion and $3.44 billion, respectively. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $3.45 billion and working capital of $3.21 billion. As of April 1, 2017, cash, cash equivalents and short-term investments were $3.32 billion and working capital was $2.98 billion.

As of March 31, 2018, we had $1.45 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities. The recent TCJA that was signed into law on December 22, 2017 subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries. The TCJA also generally allows companies to repatriate these accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017.  Accordingly, substantially all $1.45 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities will be available for use in the U.S. without incurring additional U.S. federal income taxes. The one-time transition tax liability will be payable in eight annual installments, as outlined in "Contractual Obligations" below. See “Note 14. Income Taxes” to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about the one-time transition tax.

During fiscal 2018, our operations generated net positive cash flow of $820.0 million, which was $114.1 million lower than the $934.1 million generated during fiscal 2017. The positive cash flow from operations generated during fiscal 2018 was primarily from net income as adjusted for non-cash related items and increases in income taxes payable and accrued liabilities. These items were partially offset by increases in accounts receivable, other assets and decreases in deferred income to shipments to distributors and accounts payable.

Net cash provided by investing activities was $948.2 million during fiscal 2018 as compared to $494.0 million in fiscal 2017. Net cash provided by investing activities during fiscal 2018 consisted of $1.02 billion of net sales and maturity of available-for-sale securities, which were partially offset by $49.9 million of purchases of property, plant and equipment and other intangibles and $25.9 million of other investing activities.

Net cash used in financing activities was $555.6 million in fiscal 2018, as compared to $965.2 million in fiscal 2017. Net cash used in financing activities during fiscal 2018 consisted of $474.3 million of payment to repurchase common stock, $353.1 million of dividend payments to stockholders and $457.9 million of payment for settlement of our $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), which were partially offset by $745.2 million of proceeds from issuance of long-term debt and $47.5 million from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable increased by $128.2 million and days sales outstanding (DSO) increased to 53 days at March 31, 2018 from 38 days at April 1, 2017. The accounts receivable were primarily current. The increase was primarily due to timing of customer shipments and collections.

Inventories

Inventories increased to $236.1 million as of March 31, 2018 from $227.0 million as of April 1, 2017, while combined inventory days at Xilinx and distribution decreased to 117 days at March 31, 2018 from 127 days at April 1, 2017. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment and Other Intangibles

During fiscal 2018, we invested $49.9 million in property, plant and equipment and other intangibles, as compared to $72.1 million in fiscal 2017. Primary investments in fiscal 2018 were for machinery and equipment, building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities increased to $937.2 million at the end of fiscal 2018 from $897.2 million at the end of fiscal 2017. The changes were primarily due to a net increase in our short-term portion of long-term debt, as we reclassified $499.2 million of our 2019 Notes to short term and paid $457.9 million for conversion of our 2017 Convertible Notes, as well as increases in our income taxes payable and accrued payroll and related liabilities. These increases were partially offset by decreases of $35.3 million in other accrued liabilities and $29.4 million in deferred income on shipments to distributors.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $178.8 million during fiscal 2018 from $2.51 billion in fiscal 2017 to $2.33 billion in fiscal 2018. The decrease was primarily due to repurchase of common stock of approximately $474.3 million and $353.1 million of payment of dividends to stockholders. These decreases were partially offset by $512.4 million in net income for fiscal 2018 and $153.8 million of stock-based compensation.

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

As of April 1, 2017, we had $2.84 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities. From a financial statement perspective, approximately $1.13 billion of the $2.84 billion held by our non-U.S. entities was available for use in the U.S. without accruing additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of April 1, 2017. The remaining amount of non-U.S. cash, cash equivalents and short-term investments was permanently reinvested and, therefore, no U.S. current or deferred taxes accrued on this amount, which was intended for investment in our operations outside the U.S.

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

Net cash provided by investing activities was $494.0 million during fiscal 2017, as compared to net cash used by investing activities of $423.9 million in fiscal 2016. Net cash provided by investing activities during fiscal 2017 consisted of $587.4 million of net proceeds from sales and maturity of available-for-sale securities, which was partially offset by $72.1 million for purchases of property, plant and equipment and other intangibles and $21.4 million of other investing activities.

Net cash used in financing activities was $965.2 million in fiscal 2017, as compared to $711.1 million in fiscal 2016. Net cash used in financing activities during fiscal 2017 consisted of $522.0 million of cash payment to repurchase of common stock, $332.5 million of dividend payments to stockholders and $142.1 million of payment for settlement of our 2017 Convertible Notes, which were partially offset by $32.8 million of proceeds from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable decreased by $63.5 million and DSO decreased to 38 days at April 1, 2017 from 52 days at April 2, 2016. The decrease was primarily due to timing of customer shipments and collections.

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

Property, Plant and Equipment and Other Intangibles

During fiscal 2017, we invested $72.1 million in property, plant and equipment and other intangibles, as compared to $34.0 million in fiscal 2016. Primary investments in fiscal 2017 were for building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities decreased to $897.2 million at the end of fiscal 2017 from $944.4 million at the end of fiscal 2016. The change was primarily due to a payment of $142.1 million for conversion of our 2017 Convertible Notes, which was partially offset by increases of $50.0 million in other accrued liabilities and $22.3 million in accrued payroll and related liabilities.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $93.7 million during fiscal 2017 from $2.60 billion in fiscal 2016 to $2.51 billion in fiscal 2017. The decrease was primarily due to repurchase of common stock of approximately $522.0 million, $332.5 million of payment of dividends to stockholders and $18.1 million of other comprehensive loss. These decreases were partially offset by $622.5 million in net income for fiscal 2017, $122.9 million of stock-based compensation, $32.8 million of net issuance of common stock under employee stock plans.

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

We repurchased 7.0 million shares of our common stock for approximately $474.3 million during fiscal 2018. During fiscal 2017, we repurchased 9.9 million shares of common stock for approximately $522.0 million. During fiscal 2018, we paid $353.1 million in cash dividends to stockholders, representing $1.40 per common share. During fiscal 2017, we paid $332.5 million in cash dividends to stockholders, representing $1.32 per common share. On April 25, 2018, our Board of Directors declared a cash dividend of $0.36 per common share for the first quarter of fiscal 2019. The dividend is payable on June 4, 2018 to stockholders of record as of May 15, 2018. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as accounts payable, income taxes payable and other accrued liabilities as of March 31, 2018.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$67.6	$8.9	$16.4	$10.5	$31.8
Inventory and manufacturing-related purchase obligations (2)	157.8	157.8	—	—	—
Electronic design automation and other licenses (3)	39.5	21.8	9.7	5.3	2.7
Other ongoing operations (4)	28.9	7.9	19.5	1.0	0.5
2019 and 2021 Notes-principal and interest (5)	1,054.6	524.6	530.0	—	—
2024 Notes-principal and interest (5)	864.2	14.7	44.2	44.2	761.1
Tax obligations (6)	512.5	—	89.1	89.1	334.3
Total	$2,725.1	$735.7	$708.9	$150.1	$1,130.4

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $3.9 million for fiscal 2018. See "Note 8. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)
As of March 31, 2018, we had $26.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance and $13.3 million of other license expiring at various dates through March 2024.

(4)	As of March 31, 2018, we had $28.9 million commitments primarily related to open purchase orders from ordinary operations.

(5)
For purposes of this table we have assumed the outstanding principal of our debentures will be paid on maturity dates, which is March 15, 2019 for the 2019 Notes, March 15, 2021 for the 2021 Notes and June 1, 2024 for the 2024 Notes. See "Note 12. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

(6)
Tax obligations represent the future cash payments related to the one-time transition tax that resulted from the enactment of the TCJA as described in “Note 14. Income Taxes” to our consolidated financial statements, included in “Part II. Item 8, Financial Statements and Supplementary Data.”

As of March 31, 2018, $523.9 million of liabilities were classified as long-term income taxes payable in the consolidated balance sheets. Of the $523.9 million, $512.5 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA. The remaining $11.4 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Since the Company is unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, these liabilities have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of March 31, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.18 billion as of March 31, 2018. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes, mortgage-backed securities, commercial mortgage-backed securities, financial institution securities, non-financial institution securities, student loan auction rate securities, U.S. and foreign government and agency securities, asset-backed securities, bank loans and debt mutual funds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2018 and April 1, 2017 would have affected the fair value of our investment portfolio by approximately $40.0 million and $60.0 million, respectively.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 31, 2018 and April 1, 2017, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	March 31, 2018	April 1, 2017
Singapore Dollar	$24.9	$22.0
Euro	39.0	18.6
Indian Rupee	62.5	31.1
British Pound	8.1	10.8
Japanese Yen	3.8	3.8
Chinese Yuan	8.3	—
	$146.6	$86.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2020. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 31, 2018 and April 1, 2017 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $12.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 31, 2018 and April 1, 2017 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million and $5.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 31, 2018	April 1, 2017	April 2, 2016
Net revenues	$2,539,004	$2,349,330	$2,213,881
Cost of revenues	756,368	708,216	671,907
Gross margin	1,782,636	1,641,114	1,541,974
Operating expenses:
Research and development	639,750	601,443	533,891
Selling, general and administrative	362,329	335,150	331,652
Amortization of acquisition-related intangibles	2,152	5,127	6,550
Executive transition costs	33,351	—	—
Total operating expenses	1,037,582	941,720	872,093
Operating income	745,054	699,394	669,881
Interest and other income (expense), net	5,357	(8,314)	(33,056)
Income before income taxes	750,411	691,080	636,825
Provision for income taxes	238,030	68,568	85,958
Net income	$512,381	$622,512	$550,867
Net income per common share:
Basic	$2.05	$2.47	$2.14
Diluted	$1.99	$2.32	$2.05
Shares used in per share calculations:
Basic	249,595	252,301	257,184
Diluted	257,960	268,813	268,667

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Net income	$512,381	$622,512	$550,867
Other comprehensive income (loss), net of tax:
Net change in unrealized losses on available-for-sale securities	(8,211)	(12,712)	(916)
Reclassification adjustment for (gains) losses on available-for-sale securities	349	(3,119)	(106)
Net change in unrealized gains (losses) on hedging transactions	5,517	(1,296)	15,004
Reclassification adjustment for (gains) losses on hedging transactions	(4,655)	1,701	(7,225)
Cumulative translation adjustment, net	2,375	(2,624)	(2,239)
Other comprehensive income (loss)	(4,625)	(18,050)	4,518
Total comprehensive income	$507,756	$604,462	$555,385

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 31, 2018	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,179,328	$966,695
Short-term investments	1,268,242	2,354,762
Accounts receivable, net of allowances for doubtful accounts of $3,170 and $3,200 in 2018 and 2017, respectively	372,144	243,915
Inventories	236,077	227,033
Prepaid expenses and other current assets	88,695	87,711
Total current assets	4,144,486	3,880,116
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	343,373	339,923
Machinery and equipment	395,318	383,681
Furniture and fixtures	51,034	50,556
	855,023	839,458
Accumulated depreciation and amortization	(550,906)	(535,633)
Net property, plant and equipment	304,117	303,825
Long-term investments	97,896	116,288
Goodwill	162,421	161,287
Acquisition-related intangibles, net	4,123	3,576
Other assets	342,644	275,440
Total Assets	$5,055,687	$4,740,532
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,999	$108,293
Accrued payroll and related liabilities	206,367	176,601
Income taxes payable	47,713	6,309
Deferred income on shipments to distributors	25,166	54,567
Other accrued liabilities	59,772	95,098
Current portion of long-term debt	499,186	456,328
Total current liabilities	937,203	897,196
Long-term debt	1,214,440	995,247
Deferred tax liabilities	75	317,639
Long-term income taxes payable	523,864	4,503
Other long-term liabilities	49,870	16,908
Commitments and contingencies (Note 8 and Note 16)
Temporary equity (Note 12)	—	1,406
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 253,377 and 248,027 shares issued and outstanding in 2018 and 2017, respectively	2,534	2,480
Additional paid-in capital	878,672	803,522
Retained earnings	1,483,538	1,726,312
Accumulated other comprehensive loss	(34,509)	(24,681)
Total stockholders’ equity	2,330,235	2,507,633
Total Liabilities, Temporary Equity and Stockholders’ Equity	$5,055,687	$4,740,532
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$512,381	$622,512	$550,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,438	45,423	50,828
Amortization	50,316	17,203	17,613
Stock-based compensation	153,815	122,858	111,984
Net (gain) loss on sale of available-for-sale securities	689	(3,532)	(370)
Amortization of debt discount on convertible debentures	2,548	11,692	12,048
Provision for deferred income taxes	(353,292)	67,482	44,128
Others	7,500	1,698	2,000
Changes in assets and liabilities:
Accounts receivable, net	(128,229)	63,543	(60,843)
Inventories	(9,176)	(48,244)	52,323
Prepaid expenses and other current assets	(9,727)	(1,000)	(1,261)
Other assets	(22,243)	(20,557)	(11,945)
Accounts payable	(16,691)	10,983	21,422
Accrued liabilities (including executive transition costs)	48,926	33,788	(16,592)
Income taxes payable	566,173	7,473	(11,635)
Deferred income on shipments to distributors	(29,401)	2,809	(14,312)
Net cash provided by operating activities	820,027	934,131	746,255
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,332,140)	(2,817,197)	(3,262,324)
Proceeds from sale of available-for-sale securities	1,161,410	695,030	268,887
Proceeds from maturity of available-for-sale securities	2,194,828	2,709,547	2,613,455
Purchases of property, plant and equipment and other intangibles	(49,918)	(72,051)	(34,004)
Other investing activities	(25,937)	(21,379)	(9,950)
Net cash provided by (used in) investing activities	948,243	493,950	(423,936)
Cash flows from financing activities:
Repurchases of common stock	(474,254)	(522,045)	(443,181)
Taxes paid related to net share settlement of restricted stock units	(60,391)	(35,392)	(34,671)
Proceeds from issuance of common stock through various stock plans	47,454	68,184	85,765
Payment of dividends to stockholders	(353,053)	(332,542)	(318,988)
Repayment of convertible debt	(457,918)	(142,082)	—
Proceeds from issuance of long-term debts	745,175	—	—
Other financing activities	(2,650)	(1,325)	—
Net cash used in financing activities	(555,637)	(965,202)	(711,075)
Net increase (decrease) in cash and cash equivalents	1,212,633	462,879	(388,756)
Cash and cash equivalents at beginning of period	966,695	503,816	892,572
Cash and cash equivalents at end of period	$2,179,328	$966,695	$503,816
Supplemental disclosure of cash flow information:
Interest paid	$50,928	$41,375	$41,375
Income taxes paid (refunded), net	$25,343	$(6,341)	$53,425
Unsettled investment receivables	$16,461	$21,558	$10,242
Unsettled investment payables	$5,860	$62,199	$25,572
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2015	258,340	$2,583	$653,882	$1,966,278	$(11,149)	$2,611,594
Components of comprehensive income:
Net income	—	—	—	550,867	—	550,867
Other comprehensive income	—	—	—	—	4,518	4,518
Issuance of common shares under employee stock plans, net	5,043	51	51,043	—	—	51,094
Repurchase and retirement of common stock	(9,696)	(97)	(111,993)	(331,091)	—	(443,181)
Stock-based compensation expense	—	—	111,984	—	—	111,984
Stock-based compensation capitalized in inventory	—	—	(455)	—	—	(455)
Temporary equity reclassification	—	—	11,052	—	—	11,052
Cash dividends declared ($1.24 per common share)	—	—	—	(318,988)	—	(318,988)
Net excess tax benefits from stock-based compensation	—	—	11,408	—	—	11,408
Balance as of April 2, 2016	253,687	2,537	726,921	1,867,066	(6,631)	2,589,893
Components of comprehensive income:
Net income	—	—	—	622,512	—	622,512
Other comprehensive loss	—	—	—	—	(18,050)	(18,050)
Issuance of common shares under employee stock plans, net	4,195	42	32,751	—	—	32,793
Repurchase and retirement of common stock	(9,855)	(99)	(91,223)	(430,724)	—	(522,046)
Stock-based compensation expense	—	—	122,858	—	—	122,858
Stock-based compensation capitalized in inventory	—	—	239	—	—	239
Temporary equity reclassification	—	—	11,488	—	—	11,488
Convertible debt conversion (Note 12)	—	—	488	—	—	488
Cash dividends declared ($1.32 per common share)	—	—	—	(332,542)	—	(332,542)
Balance as of April 1, 2017	248,027	2,480	803,522	1,726,312	(24,681)	2,507,633
Components of comprehensive income:
Net income	—	—	—	512,381	—	512,381
Other comprehensive loss	—	—	—	—	(4,625)	(4,625)
Reclassification of stranded tax effects (Note 2)	—	—	—	5,203	(5,203)	—
Issuance of common shares under employee stock plans, net	3,133	32	(12,969)	—	—	(12,937)
Repurchase and retirement of common stock	(6,957)	(70)	(66,879)	(407,305)	—	(474,254)
Stock-based compensation expense	—	—	153,815	—	—	153,815
Stock-based compensation capitalized in inventory	—	—	(131)	—	—	(131)
Temporary equity reclassification	—	—	1,406	—	—	1,406
Exercise of warrants (Note 12)	9,174	92	(92)	—	—	—
Cash dividends declared ($1.40 per common share)	—	—	—	(353,053)	—	(353,053)
Balance as of March 31, 2018	253,377	$2,534	$878,672	$1,483,538	$(34,509)	$2,330,235
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2018 and 2017 were a 52-week year ended on March 31, 2018 and April 1, 2017, respectively. Fiscal 2016 was a 53-week year, ended on April 2, 2016. Fiscal 2019 will be a 52-week year ending on March 30, 2019.

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

The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities, bank time deposits, bank loans and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, commercial mortgage-backed securities, bank loans, debt mutual funds and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 31, 2018 or April 1, 2017. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities and declines in value judged to be other than temporary are included in interest and other expense, net. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 31, 2018	April 1, 2017
Raw materials	$14,674	$14,517
Work-in-process	167,039	161,120
Finished goods	54,364	51,396
	$236,077	$227,033

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $46.4 million, $45.4 million and $50.8 million for fiscal 2018, 2017 and 2016, respectively.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2018, there was no impairment of goodwill in fiscal 2018. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2019. To date, no impairment indicators have been identified.

Revenue Recognition

Sales to distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors' end customers. For fiscal 2018, approximately 53% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred revenue balances monthly. The Company maintains system controls to validate distributor data and to verify that the reported information is accurate. Deferred income on shipments to distributors reflects the estimated effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell through product purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from Xilinx at which point the Company has a legally enforceable right to collection under normal payment terms.

As of March 31, 2018, the Company had $31.8 million of deferred revenue and $6.6 million of deferred cost of revenues recognized as a net $25.2 million of deferred income on shipments to distributors. As of April 1, 2017, the Company had $74.2 million of deferred revenue and $19.6 million of deferred cost of revenues recognized as a net $54.6 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in the Company's consolidated statement of income will be different than the amount shown on the consolidated balance sheet due to actual price adjustments issued to the distributors when the product is sold to their end customers.

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

Derivative Financial Instruments

To reduce financial risk, the Company periodically enters into financial arrangements as part of the Company's ongoing asset and liability management activities. Xilinx uses derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to interest rate, foreign currency or commodity price fluctuations. The Company does not enter into derivative financial instruments for trading or speculative purposes. See "Note 5. Derivative Financial Instruments" for detailed information about the Company's derivative financial instruments.

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2018 and 2017, the accrual balance of the product warranty liability was immaterial.

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

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of March 31, 2018 and April 1, 2017, Avnet accounted for 60% and 59% of the Company's total net accounts receivable, respectively. Resale of product through Avnet accounted for 43%, 44% and 50% of the Company's worldwide net revenues in fiscal 2018, 2017 and 2016, respectively. The percentage of net accounts receivable due from Avnet and the percentage of worldwide net revenues from Avnet are consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 91% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor's or Moody's Investors Service equivalent. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of March 31, 2018, approximately 24% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and Aaa by Moody's Investors Service.

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

Recent Accounting Pronouncements Adopted

On February 14, 2018, the FASB issued final guidance that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (OCI) that were stranded in accumulated OCI as a result of the TCJA. The stranded tax effects result from the change in the federal tax rate for deferred taxes recorded in accumulated OCI. Upon adoption, the standard requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. The new guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized or in the period of adoption. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company decided to early adopt it in the fourth quarter of fiscal 2018. As a result, the stranded tax effects in accumulated OCI of $5.2 million, primarily related to unrealized losses on available-for-sale securities, were reclassified to retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In April 2014, the FASB issued the authoritative guidance, as amended, that outlines a new global revenue recognition standard that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs.

The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is required to be applied retrospectively to each prior reporting period presented (Full Retrospective), or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company will adopt the new guidance beginning in its fiscal 2019, using the Full Retrospective method, and restate the comparative prior periods.

The most significant impact of the new guidance to the Company relates to recognition of revenue and cost from distributor sales. Under the new guidance, the Company is required to recognize revenue and cost relating to distributor sales upon product delivery (Sell-In), subject to estimated allowance for distributor price adjustments and rights of return, rather than deferring the distributor sales upon product delivery and subsequently recognizing revenue when the product is sold by the distributor to the end customer (Sell-Through). Upon adoption, the Company expects that it will record the cumulative balance of the deferred revenue, adjusted for estimates of distributor price adjustments and returns, and related costs under the Sell-Through method to retained earnings. Consolidated financial statements for the years ended April 1, 2017 and March 31, 2018 will be restated in accordance with the new guidance under the Sell-In method.

The Company has substantially completed its assessment of the new guidance, and implemented changes to its policies and procedures as well as internal controls surrounding such guidance. The adoption of the new guidance has no impact on cash provided by or used in operating, financing, or investing activities on the Consolidated Statements of Cash Flows. The impact of this new guidance to the Company's fiscal 2018 and 2017 consolidated financial statements is expected as follows:

	March 31, 2018		April 1, 2017
(In thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Consolidated Statements of Income:
Net revenues	$2,539,004	$2,467,023	$2,349,330	$2,356,742
Cost of revenues	756,368	743,419	708,216	708,632
Gross margin	1,782,636	1,723,604	1,641,114	1,648,110
Operating income	745,054	686,022	699,394	706,390
Net income	512,381	463,981	622,512	628,133
Net income per common share:
Basic	$2.05	$1.86	$2.47	$2.49
Diluted	$1.99	$1.80	$2.32	$2.34

Consolidated Balance Sheets:
Accounts receivable	$372,144	$382,246	$243,915	$283,850
Other assets	342,644	337,402	275,440	272,407
Deferred income on shipments to distributors	25,166	—	54,567	—
Other accrued liabilities	59,772	59,680	95,098	95,209
Deferred tax liabilities	75	75	317,639	330,479
Retained earnings	1,483,538	1,513,656	1,726,312	1,804,830

Other Pronouncements

In January 2016, the FASB issued final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new authoritative guidance also changes certain disclosure requirements and other aspects of current US GAAP on this matter. The new guidance does not change the guidance for classifying and measuring investments in debt securities and loans. The authoritative guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for Xilinx would be the first quarter of fiscal 2019. Upon adoption, the Company would record the ending balance of the unrealized gains or losses as of the end of fiscal 2018 of $11.0 million from its investment in mutual funds and equity securities to retained earnings, less the applicable deferred tax portion, and subsequent changes in fair value from such investments will be recorded under its consolidated statements of income.

In February 2016, the FASB issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new authoritative guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2020. Early adoption is permitted. The new authoritative guidance must be adopted using a modified retrospective transition with application of the new authoritative guidance being the beginning of the earliest comparative period presented. To help with the transition to the new guidance, certain practical expedients are provided. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In October 2016, the FASB issued authoritative guidance for accounting for income taxes which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of the annual period. The authoritative guidance will be effective for the Company beginning in fiscal 2019 as the Company decided not to early adopt it in fiscal 2018. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

In May 2017, the FASB issued authoritative guidance that clarifies the scope of modification accounting for share-based compensation. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new authoritative guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, which for Xilinx would be the first quarter of fiscal 2019. Early adoption is permitted as of the beginning of the annual period. The authoritative guidance will be effective for the Company beginning in fiscal 2019 as the Company decided not to early adopt it in fiscal 2018. This authoritative guidance does not have material impact on the Company's consolidated financial statement. The Company will continually evaluate the impact of this new authoritative guidance.

In August 2017, the FASB issued authoritative guidance that amended the accounting for hedging activities. The guidance permits more hedging strategies to be eligible for hedge accounting and simplifies the application of hedge accounting guidance in areas where practice issues exist. The new authoritative guidance will be effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which for Xilinx would be the first quarter of fiscal 2020. Early adoption is permitted, including adoption in any interim periods after issuance of the authoritative guidance. The Company is currently evaluating the impact of this new authoritative guidance on its consolidated financial statements.

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

The Company determines the fair value for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analysis. The Company primarily uses a consensus price or weighted-average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price.

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2018 and the Company did not adjust or override any fair value measurements as of March 31, 2018.

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

The Company's Level 1 assets consist of U.S. government securities, money market funds and marketable equity securities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company's Level 2 assets consist of financial institution securities, non-financial institution securities, U.S. agency securities, foreign government and agency securities, mortgage-backed securities, debt mutual funds, bank loans, asset-backed securities and commercial mortgage-backed securities. The Company's Level 2 assets and liabilities also include foreign currency forward contracts and interest rate swap contracts.

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

The Company has no Level 3 assets and liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and April 1, 2017:

	March 31, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$1,291,891	$—	$—	$1,291,891
Financial institution securities	—	359,901	—	359,901
Non-financial institution securities	—	242,904	—	242,904
U.S. government and agency securities	996	34,999	—	35,995
Foreign government and agency securities	—	179,957	—	179,957
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	81,939	—	81,939
U.S. government and agency securities	3,639	19,008	—	22,647
Mortgage-backed securities	—	844,397	—	844,397
Asset-backed securities	—	91,389	—	91,389
Commercial mortgage-backed securities	—	152,870	—	152,870
Long-term investments:
Debt mutual fund	—	89,670	—	89,670
Marketable equity securities	8,226	—	—	8,226
Total assets measured at fair value	$1,304,752	$2,172,034	$—	$3,476,786
Liabilities
Derivative financial instruments, net	$—	$26,091	$—	$26,091
Total liabilities measured at fair value	$—	$26,091	$—	$26,091
Net assets measured at fair value	$1,304,752	$2,145,943	$—	$3,450,695

	April 1, 2017
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$298,307	$—	$—	$298,307
Financial institution securities	—	158,962	—	158,962
Non-financial institution securities	—	205,322	—	205,322
U.S. government and agency securities	2,998	50,984	—	53,982
Foreign government and agency securities	—	177,310	—	177,310
Short-term investments:
Financial institution securities	—	189,835	—	189,835
Non-financial institution securities	—	203,938	—	203,938
U.S. government and agency securities	31,732	44,820	—	76,552
Foreign government and agency securities	—	144,811	—	144,811
Mortgage-backed securities	—	1,115,403	—	1,115,403
Debt mutual funds	—	34,068	—	34,068
Bank loans	—	154,014	—	154,014
Asset-backed securities	—	218,170	—	218,170
Commercial mortgage-backed securities	—	217,971	—	217,971
Long-term investments:
Mortgage-backed securities	—	60,099	—	60,099
Debt mutual fund	—	54,608	—	54,608
Asset-backed securities	—	1,581	—	1,581
Derivative financial instruments, net	—	1,661	—	1,661
Total assets measured at fair value	$333,037	$3,033,557	$—	$3,366,594

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

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	March 31, 2018	April 1, 2017
Balance as of beginning of period	$—	$9,977
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	523
Sales and settlements, net	—	(10,500)
Balance as of end of period	$—	$—

As of March 31, 2018, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of March 31, 2018 were approximately $496.6 million, $498.9 million and $719.7 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2018, the Company had non-marketable equity securities in private companies of $36.7 million (adjusted cost, which approximates fair value). The Company’s investments in non-marketable securities of private companies are accounted for by using the cost method. The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or Xilinx’s participation in such financings. The Company also assesses the investee’s ability to meet business milestones, the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and bona fide offers to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. The impairments loss for non-marketable equity securities were not material during all periods presented.

Note 4.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 31, 2018				April 1, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,291,891	$—	$—	$1,291,891	$298,307	$—	$—	$298,307
Financial institution
securities	434,901	—	—	434,901	348,797	—	—	348,797
Non-financial institution
securities	326,219	—	(1,376)	324,843	409,109	647	(496)	409,260
U.S. government and
agency securities	58,913	1	(272)	58,642	130,749	8	(223)	130,534
Foreign government and
agency securities	179,957	—	—	179,957	322,172	—	(51)	322,121
Mortgage-backed securities	866,048	660	(22,311)	844,397	1,186,732	3,527	(14,757)	1,175,502
Asset-backed securities	92,751	16	(1,378)	91,389	220,033	404	(686)	219,751
Debt mutual funds	101,350	—	(11,680)	89,670	101,350	—	(12,674)	88,676
Bank loans	—	—	—	—	153,281	839	(106)	154,014
Commercial mortgage-
backed securities	156,296	1	(3,427)	152,870	221,504	146	(3,679)	217,971
Marketable equity securities	7,500	726	—	8,226	—	—	—	—
	$3,515,826	$1,404	$(40,444)	$3,476,786	$3,392,034	$5,571	$(32,672)	$3,364,933

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 31, 2018 and April 1, 2017.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 31, 2018 and April 1, 2017:

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,780	$(1,146)	$8,344	$(230)	$78,124	$(1,376)
U.S. government and
agency securities	13,471	(176)	9,176	(96)	22,647	(272)
Mortgage-backed securities	510,988	(11,048)	299,663	(11,263)	810,651	(22,311)
Asset-backed securities	57,128	(876)	32,696	(502)	89,824	(1,378)
Debt mutual funds	—	—	89,670	(11,680)	89,670	(11,680)
Commercial mortgage-
backed securities	95,435	(1,760)	56,051	(1,667)	151,486	(3,427)
	$746,802	$(15,006)	$495,600	$(25,438)	$1,242,402	$(40,444)

	April 1, 2017
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$68,850	$(492)	$1,022	$(4)	$69,872	$(496)
U.S. government and
agency securities	64,895	(223)	—	—	64,895	(223)
Mortgage-backed securities	811,058	(11,872)	139,931	(2,885)	950,989	(14,757)
Asset-backed securities	119,845	(651)	4,689	(35)	124,534	(686)
Debt mutual funds	—	—	88,676	(12,674)	88,676	(12,674)
Bank loans	15,139	(106)	—	—	15,139	(106)
Foreign government and
agency securities	64,857	(51)	—	—	64,857	(51)
Commercial mortgage-
backed securities	165,393	(1,706)	24,362	(1,973)	189,755	(3,679)
	$1,310,037	$(15,101)	$258,680	$(17,571)	$1,568,717	$(32,672)

As of March 31, 2018, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 31, 2018 and April 1, 2017 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and we have received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amounts due to the Company. Additionally, in the past several years a portion of the Company's investment in mortgage-backed securities were redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 31, 2018 and April 1, 2017, the majority of which are related to debt mutual funds and mortgage-backed securities due to foreign currency and interest rate fluctuations. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities), by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 31, 2018
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$926,730	$926,683
Due after one year through five years	196,341	192,880
Due after five years through ten years	150,139	146,302
Due after ten years	841,875	821,134
	$2,115,085	$2,086,999

As of March 31, 2018, $1.16 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market, debt mutual funds and equity securities because these securities do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Proceeds from sale of available-for-sale securities	$1,161,410	$695,030	$268,887
Gross realized gains on sale of available-for-sale securities	$7,258	$6,989	$1,248
Gross realized losses on sale of available-for-sale securities	(7,947)	(3,457)	(878)
Net realized gains (losses) on sale of available-for-sale securities	$(689)	$3,532	$370
Amortization of premiums on available-for-sale securities	$24,569	$29,360	$26,613

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the nine months ended March 31, 2018, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $29.0 million, which was recorded as a derivative liability for the interest rate swap contacts (as a component of other long-term liabilities on the consolidated balance sheets) and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented. Other than this arrangement, there have been no material changes to the Company's derivative financial instruments since April 1, 2017.

As of March 31, 2018 and April 1, 2017, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 31, 2018	April 1, 2017
Singapore Dollar	$24,914	$22,012
Euro	38,987	18,553
Indian Rupee	62,472	31,121
British Pound	8,155	10,813
Japanese Yen	3,859	3,757
Chinese Yuan	8,260	—
	$146,647	$86,256

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2020. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of March 31, 2018, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 31, 2018 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.

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

The Company had the following derivative instruments as of March 31, 2018 and April 1, 2017, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2018	Prepaid expenses and other current assets	$2,922	Other accrued liabilities	$12
April 1, 2017	Prepaid expenses and other current assets	2,424	Other accrued liabilities	763

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2018 and 2017:

	Foreign Exchange Contracts
	Years End
(In thousands)	March 31, 2018	April 1, 2017
Amount of gains recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$862	$405
Amount of gain/(losses) reclassified from accumulated other comprehensive income into income (effective portion) *	4,655	(1,701)
Amount of (losses)/gains recorded (ineffective portion) *	(14)	31

*	Recorded in interest and other expense, net within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans

The Company's equity incentive plans are broad-based, long-term retention programs that cover employees, consultants and non-employee directors of the Company. These plans are intended to attract and retain talented employees, consultants and non-employee directors and to provide such persons with a proprietary interest in the Company.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Stock-based compensation included in:
Cost of revenues	$8,492	$8,014	$7,977
Research and development	76,790	66,822	59,692
Selling, general and administrative	51,912	48,022	44,315
Executive transition costs	16,621	—	—
Stock-based compensation effect on income before taxes	153,815	122,858	111,984
Income tax effect	(40,188)	(37,752)	(34,119)
Net stock-based compensation effect on net income	$113,627	$85,106	$77,865

The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization was recognized in the period the forfeiture estimate was changed, and was not material for all periods presented.

During fiscal 2018, 2017 and 2016, there were no options granted and therefore the Company's stock-based compensation expense related to options, and the number of options outstanding as of March 31, 2018, were not material.

As of March 31, 2018 and April 1, 2017, the ending inventory balances included $2.1 million and $2.2 million of capitalized stock-based compensation, respectively. During fiscal 2018, 2017 and 2016, the tax benefit realized for the tax deduction from restricted stock units (RSUs) and other awards totaled $60.6 million, $53.3 million and $56.3 million, respectively. The tax deduction includes amounts credited to income tax expense in fiscal 2018 and 2017, and additional paid-in capital in fiscal 2016.

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

The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2018, 2017 and 2016 were $17.95, $13.00 and $11.12, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.29	0.24	0.26
Risk-free interest rate	1.6%	0.7%	0.5%
Dividend yield	2.1%	2.4%	2.7%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2018, 2017 and 2016 were $60.18, $44.38 and $41.19, respectively. The weighted average fair value of RSUs granted in fiscal 2018, 2017 and 2016 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Risk-free interest rate	1.8%	0.9%	1.3%
Dividend yield	2.2%	2.8%	2.8%

As of March 31, 2018, total unrecognized stock-based compensation costs related to ESPP was $13.9 million. The total unrecognized stock-based compensation cost for ESPP is expected to be recognized over a weighted-average period of 0.8 years.

Equity Incentive Plans

As of March 31, 2018, 11.3 million shares are available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 28, 2015	15,373
Stock options cancelled	10
RSUs granted	(3,088)
RSUs cancelled	651
April 2, 2016	12,946
Additional shares reserved	2,500
Stock options cancelled	1
RSUs granted	(3,398)
RSUs cancelled	410
April 1, 2017	12,459
Additional shares reserved	1,900
RSUs granted	(3,718)
RSUs cancelled	701
March 31, 2018	11,342

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2018 and 2017 was $4.1 million and $28.0 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 28, 2015	6,873	$39.07
Granted	3,088	$41.19
Vested (2)	(2,691)	$37.23
Cancelled	(651)	$39.77
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested (2)	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested (2)	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39	2.37	$504,733

Expected to vest as of March 31, 2018	5,585	$51.46	2.36	$403,490

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on March 31, 2018 of $72.24, multiplied by the number of RSUs outstanding or expected to vest as of March 31, 2018.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $130.6 million were vested during fiscal 2018. As of March 31, 2018, total unrecognized stock-based compensation costs related to non-vested RSUs was $239.1 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 86% of all eligible employees participated in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 0.9 million shares for $44.3 million in fiscal 2018, 1.2 million shares for $39.5 million in fiscal 2017, and 1.1 million shares for $37.6 million in fiscal 2016. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2019. As of March 31, 2018, 9.3 million shares were available for future issuance.

Note 7. Supplemental Financial Information

The following tables disclose the current liabilities that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	March 31, 2018	April 1, 2017
Accrued payroll and related liabilities:
Accrued compensation	$95,316	$81,701
Deferred compensation plan liability	103,434	88,110
Other	7,617	6,790
	$206,367	$176,601

(In thousands)	March 31, 2018	April 1, 2017
Other accrued liabilities:
Interest payable	$14,169	$4,492
Unsettled investment transactions	5,860	62,199
Other	39,743	28,407
	$59,772	$95,098

Note 8.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through April 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company's building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company's leases contain renewal options for varying terms. Xilinx also leases cars under non-cancelable operating leases that expire at various dates through December 2021. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2019	$8,898
2020	9,427
2021	7,009
2022	5,676
2023	4,788
Thereafter	31,757
Total	$67,555

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.3 million as of March 31, 2018. Rent expense, net of rental income, under all operating leases was $3.9 million for fiscal 2018, $5.0 million for fiscal 2017, and $4.5 million for fiscal 2016. Rental income was not material for fiscal 2018, 2017 or 2016.

Other commitments as of March 31, 2018 totaled $157.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of March 31, 2018, the Company had $26.2 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance and $28.9 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

Note 9.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Years Ended
(In thousands, except per share amounts)	March 31, 2018	April 1, 2017	April 2, 2016
Net income available to common stockholders	$512,381	$622,512	$550,867
Weighted average common shares outstanding-basic	249,595	252,301	257,184
Dilutive effect of employee equity incentive plans	2,754	2,284	2,260
Dilutive effect of 2017 Convertible Notes and warrants	5,611	14,228	9,223
Weighted average common shares outstanding-diluted	257,960	268,813	268,667
Basic earnings per common share	$2.05	$2.47	$2.14
Diluted earnings per common share	$1.99	$2.32	$2.05

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans, the incremental shares issuable assuming conversion of the Company's $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), before its maturity on June 15, 2017, and exercise of warrants on a weighted-average outstanding basis, before the final settlements during the third quarter of fiscal 2018. The 2017 Convertible Notes matured during the first quarter of fiscal 2018, and the Company exercised its call options to neutralize the dilutive effect of the incremental shares from the 2017 Convertible Notes. Because the number of diluted shares in the above table for the 12 months ended March 31, 2018 was calculated based on a weighted-average outstanding basis, it included approximately 1.5 million shares of dilutive impact from the 2017 Convertible Notes through the maturity date and 4.1 million shares of dilutive impact from warrants before the settlement. See "Note 12. Debt and Credit Facility" for more discussion of the Company's debt, call options and warrants.

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 3.7 million, 2.6 million and 4.6 million shares, for fiscal 2018, 2017 or 2016 respectively, were excluded from diluted net income per common share by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 10.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Interest income	$58,604	$51,121	$40,180
Interest expense	(45,837)	(53,953)	(55,456)
Other income (expense), net	(7,410)	(5,482)	(17,780)
	$5,357	$(8,314)	$(33,056)

Note 11.	Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2018	April 1, 2017
Accumulated unrealized losses on available-for-sale securities, net of tax	$(29,844)	$(17,091)
Accumulated unrealized gains on hedging transactions, net of tax	1,674	661
Accumulated cumulative translation adjustment, net of tax	(6,339)	(8,251)
Accumulated other comprehensive loss	$(34,509)	$(24,681)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 12.	Debt and Credit Facility

2017 Convertible Notes

During the twelve months ended April 1, 2017, the Company received conversion requests from certain holders of the 2017 Convertible Notes. Upon settlement, the holders received a cash payment equal to the par value of the 2017 Notes converted of $142.1 million, as well as 2.5 million shares of Common Stock. In conjunction with the settlement, the Company exercised the purchased calls and received 2.5 million shares from the hedge counterparties. In accordance with the authoritative guidance for convertible debentures issued by the FASB, the conversion payment was allocated between the liability ($142.9 million) and equity ($149.1 million) components of the convertible debentures, using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the conversion. As a result, during fiscal 2017, the Company recognized a loss of $1.7 million.

During the first quarter of fiscal 2018, the Company received conversion requests from the remaining holders of the 2017 Convertible Notes. Upon settlement, the holders received a cash payment equal to the par value of the 2017 Convertible Notes of $457.9 million, as well as 9.0 million shares of the Company's common stock. In conjunction with the settlement, the Company exercised its call options on its shares of common stock that it purchased to hedge against the dilution from the conversion of the 2017 Convertible Notes, and received 9.0 million shares from the hedge counterparties. As of the end of the first quarter of fiscal 2018, the 2017 Convertible Notes were no longer outstanding.

The carrying values of the liability and equity components of the 2017 Convertible Notes are reflected in the Company's consolidated balance sheets as follows:

(In thousands)	March 31, 2018	April 1, 2017
Liability component:
Principal amount of the 2017 Convertible Notes	$—	$457,918
Unamortized discount of liability component	—	(1,977)
Hedge accounting adjustment – sale of interest rate swap	—	571
Unamortized debt issuance costs associated with 2017 Convertible Notes	—	(184)
Net carrying value of the 2017 Convertible Notes	$—	$456,328

Equity component (including temporary equity) – net carrying value	$—	$50,688

Prior to the conversion, interest expense related to the 2017 Convertible Notes was included in interest and other income (expense), net on the consolidated statements of income, and was recognized as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Contractual coupon interest	$2,300	$14,652	$15,750
Amortization of debt issuance costs	184	1,398	1,448
Amortization of debt discount, net	1,406	10,670	11,052
Total interest expense related to the 2017 Convertible Notes	$3,890	$26,720	$28,250

To reduce the hedging costs of purchasing the call options on its common stock as described above, the Company, under separate transactions, sold warrants to independent counterparties, which gave the counterparties the right to purchase up to 21.1 million shares of the Company's common stock at $40.26 per share. All of the warrants were exercised during fiscal 2018 and the Company issued 9.2 million shares of its common stock for the settlement.

2019 and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 and 2021 Notes. As of March 31, 2018, the remaining term of the 2019 Notes and 2021 Notes are 1.0 years and 3.0 years, respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	March 31, 2018	April 1, 2017
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(501)	(1,037)
Unamortized debt issuance costs associated with the 2019 Notes	(313)	(654)
Carrying value of the 2019 Notes	499,186	498,309
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,593)	(2,107)
Unamortized debt issuance costs associated with the 2021 Notes	(711)	(955)
Carrying value of the 2021 Notes	$497,696	$496,938
Total carrying value	$996,882	$995,247

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Contractual coupon interest	$25,625	$25,625	$25,625
Amortization of debt issuance costs	586	586	586
Amortization of debt discount, net	1,049	1,022	995
Total interest expense related to the 2019 and 2021 Notes	$27,260	$27,233	$27,206

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received net proceeds of $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of March 31, 2018, the remaining term of the 2024 Notes is approximately 6.2 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company earned a net interest income of $1.0 million and $4.4 million during the three and twelve months ended March 31, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the consolidated statements of income as a reduction to interest expense. As of March 31, 2018, the fair value of the interest rate swap contracts was $29.0 million, which was recorded in other long-term liabilities on the consolidated balance sheets.

The following table summarizes the carrying value of the 2024 Notes in the Company's consolidated balance sheets:

(In thousands)	March 31, 2018	April 1, 2017
Principal amount of the 2024 Notes	$750,000	$—
Unamortized discount of the 2024 Notes	(755)	—
Unamortized debt issuance costs associated with the 2024 Notes	(3,500)	—
Carrying value of the 2024 Notes	745,745	—
Fair value hedge adjustment - interest rate swap contracts	(29,001)	—
Net carrying value of the 2024 Notes	$716,744	$—

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Contractual coupon interest (net of interest rate swap)	$14,122	$—	$—
Amortization of debt issuance costs	473	—	—
Amortization of debt discount	92	—	—
Total interest expense related to the 2024 Notes	$14,687	$—	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of March 31, 2018, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 13. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 31, 2018 and April 1, 2017, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. The last approval was obtained in May 2016 (2016 Repurchase Program), whereby the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures. The 2016 Repurchase Program has no stated expiration date.

Through March 31, 2018, the Company has used $792.6 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $207.4 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 31, 2018 and April 1, 2017.

During fiscal 2018 and 2017, the Company repurchased 7.0 million and 9.9 million shares of common stock in the open market and through accelerated share repurchase agreements with multiple independent financial institutions for a total of approximately $474.3 million and$522.0 million, respectively.

Note 14.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Federal:
Current	$565,765	$(19,097)	$21,366
Deferred	(362,346)	64,158	42,146
	203,419	45,061	63,512
State:
Current	2,520	(938)	2,447
Deferred	8,304	3,093	1,781
	10,824	2,155	4,228
Foreign:
Current	23,772	21,121	18,016
Deferred	15	231	202
	23,787	21,352	18,218
Total	$238,030	$68,568	$85,958

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Domestic	$37,784	$41,031	$37,568
Foreign	712,627	650,049	599,257
Income before income taxes	$750,411	$691,080	$636,825

On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. Some provisions of the TCJA began to impact the Company in fiscal 2018, while other provisions will impact the Company beginning in fiscal 2019.
The corporate tax rate reduction was effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company’s fiscal 2018 federal statutory rate was a blended rate of 31.5%. The change in the statutory tax rate from 35% to 31.5% for the Company's fiscal 2018 does not have a significant impact on the effective tax rate.
In accordance with Staff Accounting Bulletin 118, the Company has recorded provisional amounts recognizing the effect of the tax law changes in the period of enactment, but will adjust those provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of March 31, 2018, the Company has made a reasonable estimate of the effects from the one-time transition tax. The Company recognized a provisional amount of $208.5 million, which was included as a component of income tax expense from continuing operations. The Company also recognized a provisional deferred tax liability of $6.2 million related to future U.S. tax on unremitted foreign earnings, primarily related to state taxes. The Company will continue to assess the impact of the TCJA (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements.
The one-time transition tax was based on the Company’s total post-1986 earnings and profits (E&P) of its foreign subsidiaries. The Company had previously accrued deferred taxes on a portion of these same earnings. The larger balance was permanently reinvested outside the U.S. The Company recorded a provisional U.S. federal amount for its one-time transition tax liabilities, resulting in an increase in income tax expense of $590.2 million. This amount reflects an increase of $11.3 million to the provisional amount initially recorded in the third quarter of fiscal 2018. In addition, the Company released the related U.S. federal deferred tax liabilities, resulting in a decrease in income tax expense of $381.7 million. The net increase to tax expense was $208.5 million.
The amount recorded for the one-time transition tax remains provisional as the Company has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. Additionally, the Company will continue to evaluate the impact of the tax law change as it relates to providing U.S. taxes on its investments in foreign subsidiaries. Since U.S. federal taxes have been recognized through the one-time transition tax on all accumulated and previously untaxed foreign earnings through December 31, 2017, the Company does not intend to permanently reinvest those earnings.
As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The amount recorded for the remeasurement and resulting write-down of the Company's deferred tax balance was $25.1 million, and its accounting for this effect of TCJA is considered complete under the provisions of Staff Accounting Bulletin 118.

In accordance with the adoption of authoritative guidance on accounting for share-based payments in the first quarter of fiscal 2017, the Company recorded excess tax benefits associated with stock-based compensation of $21.5 million and $15.4 million in the provision for income taxes during fiscal 2018 and 2017, respectively. The excess tax benefits associated with stock-based compensation that was recorded in additional paid-in capital in fiscal 2016 was $11.4 million.

As of March 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $14.6 million. If unused, these carryforwards will expire at various dates through fiscal 2036. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. The Company had state research tax credit carryforwards of approximately $177.4 million as of March 31, 2018. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $128.3 million that is not likely to be recovered and has been reduced by a valuation allowance.

The provision for income taxes reconciles to the amount derived by applying the federal statutory income tax rate to income before provision for taxes as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Income before provision for taxes	$750,411	$691,080	$636,825
Federal statutory tax rate	31.5%	35.0%	35.0%
Computed expected tax	236,668	241,878	222,889
State taxes, net of federal benefit	10,338	1,741	3,177
Foreign earnings at lower tax rates	(199,960)	(119,616)	(112,942)
Tax credits	(19,708)	(34,146)	(25,211)
Transition tax	208,523	—	—
Deferred tax remeasurement	25,148	—	—
Excess benefits from stock-based compensation	(21,520)	(15,396)	—
Other	(1,459)	(5,893)	(1,955)
Provision for income taxes	$238,030	$68,568	$85,958

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. The benefits of Pioneer Status in Singapore for fiscal 2018, fiscal 2017 and fiscal 2016 were approximately $64.1 million ($0.25 per diluted share), $55.9 million ($0.21 per diluted share), and $51.3 million ($0.19 per diluted share), respectively. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following:

(In thousands)	March 31, 2018	April 1, 2017
Deferred tax assets:
Stock-based compensation	$17,213	$22,050
Deferred income on shipments to distributors	2,019	8,167
Accrued expenses	7,172	9,567
Tax credit carryforwards	140,406	109,681
Deferred compensation plan	24,121	32,518
Low income housing and other investments	5,836	8,163
Other	15,337	17,628
Subtotal	212,104	207,774
Valuation allowance	(101,383)	(72,520)
Total deferred tax assets	110,721	135,254
Deferred tax liabilities:
Unremitted foreign earnings	(6,185)	(383,312)
Convertible debt	—	(1,573)
Other	(2,522)	(4,002)
Total deferred tax liabilities	(8,707)	(388,887)
Total net deferred tax liabilities	$102,014	$(253,633)

Long-term deferred tax assets of $102.1 million and $64.4 million as of March 31, 2018 and April 1, 2017, respectively, were included in other assets on the consolidated balance sheet.

As of March 31, 2018 and April 1, 2017, gross deferred tax assets were offset by valuation allowances of $101.4 million and $72.5 million, respectively, which were associated with state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands)	March 31, 2018	April 1, 2017
Balance as of beginning of fiscal year	$30,437	$33,999
Increases in tax positions for prior years	90,716	—
Decreases in tax positions for prior years	(1,063)	(10,078)
Increases in tax positions for current year	5,158	6,556
Settlements	—	—
Lapses in statutes of limitation	(100)	(40)
Balance as of end of fiscal year	$125,148	$30,437

The Company’s total gross unrecognized tax benefits increased by $94.7 million during fiscal 2018. The increase was primarily attributable to an additional deduction claimed on federal and state amended tax returns for repurchase premium paid in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037 (2037 Convertible Notes) in fiscal 2014.

If the remaining balance of $125.1 million and $30.4 million of unrecognized tax benefits as of March 31, 2018 and April 1, 2017, respectively, were realized in a future period, it would result in a tax benefit of $15.1 million and $8.5 million, respectively, thereby reducing the effective tax rate. As of March 31, 2018, another $85.5 million related to the 2037 Convertible Notes would increase additional paid-in capital.

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

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2012.

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

Geographic revenue information for fiscal 2018, 2017 and 2016 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
North America:
United States	$671,452	$606,150	$592,422
Other (individual countries less than 10%)	96,694	132,300	118,240
Total North America	768,146	738,450	710,662

Asia Pacific:
China	663,859	597,310	520,562
Other (individual countries less than 10%)	370,307	358,844	335,304
Total Asia Pacific	1,034,166	956,154	855,866

Europe	513,703	456,585	424,685
Japan	222,989	198,141	222,668
Worldwide total	$2,539,004	$2,349,330	$2,213,881

Net long-lived assets by country at fiscal year-ends were as follows:

	Years Ended
(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
United States	$206,406	$211,995	$191,400
Foreign:
Ireland	38,257	40,626	43,011
Singapore	45,013	39,345	36,029
Other (individual countries less than 10%)	14,441	11,859	12,906
Total foreign	97,711	91,830	91,946
Worldwide total	$304,117	$303,825	$283,346

Note 16.	Litigation Settlements and Contingencies

Patent Litigation

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

On December 11, 2017, a patent infringement lawsuit was filed by Lucio Development LLC (Lucio) against the Company in the U.S. District Court for the Eastern District of Texas (Lucio Development LLC v. Xilinx, Inc., Case No. 6:17-cv-00688). The lawsuit pertained to a single patent and Lucio sought injunctive relief, unspecified damages, interest, and costs. On February 15, 2018, Lucio filed a motion to dismiss without prejudice all claims against the Company. On February 28, 2018, the court granted the motion and dismissed all claims without prejudice.

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

Note 17.	Goodwill and Acquisition-Related Intangibles

The gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	March 31, 2018	April 1, 2017	Amortization Life
Goodwill	$162,421	$161,287
Core technology, gross	82,480	79,981
Less accumulated amortization	(78,562)	(76,512)
Core technology, net	3,918	3,469	4.8 years
Other intangibles, gross	46,966	46,766
Less accumulated amortization	(46,761)	(46,659)
Other intangibles, net	205	107	2.6 years
Total acquisition-related intangibles, gross	129,446	126,747
Less accumulated amortization	(125,323)	(123,171)
Total acquisition-related intangibles, net	$4,123	$3,576

Amortization expense for acquisition-related intangibles for fiscal 2018, 2017 and 2016 were $2.2 million, $5.1 million and $6.6 million, respectively. Based on the carrying value of acquisition-related intangibles recorded as of March 31, 2018, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2019	$1,253
2020	1,160
2021	1,137
2022	573
Total	$4,123

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $14.7 million, $12.9 million and $11.0 million in fiscal 2018, 2017 and 2016, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) accounts. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 75% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 31, 2018, there were 192 participants in the Plan who self-direct their contributions into a menu of hypothetical investment options offered by the Plan that tracks a portfolio of various deemed investment funds. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 31, 2018, Plan assets of $95.3 million were included in other assets within the consolidated balance sheet and obligations of $103.4 million were included in accrued payroll and related liabilities. As of April 1, 2017, Plan assets were $81.1 million and obligations were $88.1 million.

Note 19. Executive Transition Costs

During the fourth quarter of fiscal 2018, the Company announced the transition of its President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, the Company also implemented restructuring measures to realign resources and drive overall operating efficiencies, which impacted approximately 60 positions in various geographies and functions worldwide. The Company recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2018, there was $10.4 million accrual for severance and other benefits that are expected to be paid primarily during fiscal 2019.

The following table summarizes the transition costs accrual activity for fiscal 2018:

Executive Transition Costs
(In thousands)	Employee severance and benefits
Total executive transition costs	$33,351
Cash payments	(6,306)
Non-cash charges	(16,621)
Balance as of March 31, 2018	$10,424

Note 20. Subsequent Event

On April 25, 2018, the Company's Board of Directors declared a cash dividend of $0.36 per common share for the first quarter of fiscal 2019. The dividend is payable on June 4, 2018 to stockholders of record as of May 15, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. (the Company) as of March 31, 2018 and April 1, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Part IV, Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.
San Jose, California
May 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Xilinx, Inc.'s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Xilinx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and April 1, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Part IV, Item 15(a)(2) and our report dated May 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
May 14, 2018

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended April 2, 2016:
Allowance for doubtful accounts	$3,353	$—	$12	$3,341
Valuation allowance for deferred tax assets	$52,552	$9,834	$207	$62,179
For the year ended April 1, 2017:
Allowance for doubtful accounts	$3,341	$—	$141	$3,200
Valuation allowance for deferred tax assets	$62,179	$10,341	$—	$72,520
For the year ended March 31, 2018:
Allowance for doubtful accounts	$3,200	$—	$30	$3,170
Valuation allowance for deferred tax assets	$72,520	$28,863	$—	$101,383

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 31, 2018 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$615,446	$619,503	$631,193	$672,862
Gross margin	423,351	434,717	449,037	475,531
Income before income taxes (2)	182,259	187,000	195,169	185,984
Net income	167,245	167,532	11,945	165,659
Net income per common share: (3)
Basic	$0.67	$0.68	$0.05	$0.65
Diluted	$0.63	$0.65	$0.05	$0.64
Shares used in per share calculations:
Basic	247,911	248,094	254,089	254,559
Diluted	265,797	258,217	258,108	257,916
Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2018 was a 52-week year and each quarter was a 13-week quarter.

(2)	Income before income taxes for the fourth quarter of fiscal 2018 included executive transition costs of $33.4 million.

(3)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)
Year ended April 1, 2017 (4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$574,981	$579,209	$585,688	$609,452
Gross margin	406,684	403,334	407,455	423,641
Income before income taxes	181,618	175,662	162,580	171,220
Net income	163,049	164,192	141,846	153,425
Net income per common share: (3)
Basic	$0.64	$0.65	$0.57	$0.62
Diluted	$0.61	$0.61	$0.52	$0.57
Shares used in per share calculations:
Basic	252,901	253,466	250,982	249,014
Diluted	266,206	270,373	270,781	267,157
Cash dividends declared per common share	$0.33	$0.33	$0.33	$0.33

(4)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2017 was a 53-week year and each quarter was a 13-week quarter except the third quarter, which was a 14-week quarter.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 31, 2018 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
2007 Equity Plan	7,008	(1)	$33.94	(2)	11,342	(3)
Employee Stock Purchase Plan	N/A		N/A		9,315
Total-Approved Plans	7,008		$33.94		20,658
Equity Compensation Plans Not Approved by Security Holders	—		$—		—
Total-All Plans	7,008		$33.94		20,658

(1)	Includes approximately 7.0 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(2)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013, August 13, 2014 , August 10, 2016 and August 9, 2017, our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares, 3.0 million shares, 2.5 million shares and 1.9 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal Five - Ratification of Appointment of External Auditors" and "Fees Paid to Ernst & Young LLP" in our Proxy Statement.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended and restated as of March 31, 2017	8-K	000-18548	3.2	4/3/2017
4.1		Indenture, dated as of March 5, 2007, between the Company as Issuer and The Bank of New York Trust Company, N. A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture, dated as of June 9, 2010, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Indenture, dated as of June 14, 2007, between the Company as Issuer and The Bank of New Mellon Trust Company, N.A. as Trustee	S-3	333-143769	4.4	6/15/2007
4.4		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	8-K	000-18548	4.01	3/13/2014
4.5		Supplemental Indenture, dated as of May 30, 2017, between the Company and U.S. Bank National Association, as trustee for the 2024 Notes	8-K	000-18548	4.01	5/30/2017
4.6		Third Supplemental Indenture, dated as of August 31, 2017, between the Company and U.S. Bank National Association, as trustee	8-K	000-18548	99.1	9/1/2017
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	6/2/2017
10.2P	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.3	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	6/2/2017
10.4	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.6	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007
10.7	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.8	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.9	+	Master Distributor Agreement, dated as of March 12, 2014, between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.10	*	Summary of Fiscal Year 2018 Executive Incentive Plan	8-K	000-18548	N/A	5/12/2017
10.11	*	Form of Change in Control Agreement	8-K	000-18548	10.2	1/20/2016
10.12	*	Amendment and Restatement of Employment Agreement with Moshe Gavrielov	8-K	000-18548	10.1	4/12/2017
10.13		Amendment, dated as of February 20, 2015, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.15	5/15/2017
10.14	+	Amendment, dated as of March 28, 2016, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.16	5/15/2017
10.15	+	Addendum, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.17	5/15/2017
10.16		Amendment, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/15/2017
10.17	+	Amendment, dated as of April 20, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-Q	000-18548	10.1	7/28/2017
10.18		Employment Agreement, dated as of January 4, 2018, by and between Xilinx, Inc. and Victor Peng	8-K	000-18548	10.1	1/5/2018
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K pursuant to Item 15(b) herein.
P	Filed on Paper

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 14, 2018

XILINX, INC.
By:	/s/ Victor Peng
Victor Peng
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Peng and Lorenzo A. Flores, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Peng	President and Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2018
(Victor Peng)

/s/ Lorenzo A. Flores	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 14, 2018
(Lorenzo A. Flores)

/s/ Dennis Segers	Chairman of the Board of Directors	May 14, 2018
(Dennis Segers)

/s/ Saar Gillai	Director	May 14, 2018
(Saar Gillai)

/s/ Ronald S. Jankov	Director	May 14, 2018
(Ronald S. Jankov)

/s/ Mary Louise Krakauer	Director	May 14, 2018
(Mary Louise Krakauer)

/s/ Thomas H. Lee	Director	May 14, 2018
(Thomas H. Lee)

/s/ J. Michael Patterson	Director	May 14, 2018
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 14, 2018
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 14, 2018
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 14, 2018
(Elizabeth W. Vanderslice)