Form 10-Q
period 2018-06-30
XILINX INC
filed 2018-07-27
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 13, 2018
Common Stock, $0.01 par value	252,913,557

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 30, 2018	July 1, 2017 [1]
Net revenues	$684,370	$602,810
Cost of revenues	206,888	190,824
Gross margin	477,482	411,986
Operating expenses:
Research and development	170,826	153,051
Selling, general and administrative	90,532	89,175
Amortization of acquisition-related intangibles	360	705
Total operating expenses	261,718	242,931
Operating income	215,764	169,055
Interest and other income (expense), net	(2,847)	1,839
Income before income taxes	212,917	170,894
Provision for income taxes	22,879	13,650
Net income	$190,038	$157,244
Net income per common share:
Basic	$0.75	$0.63
Diluted	$0.74	$0.59
Cash dividends per common share	$0.36	$0.35
Shares used in per share calculations:
Basic	252,682	247,911
Diluted	255,935	265,797

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017 [1]
Net income	$190,038	$157,244
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(1,660)	5,250
Reclassification adjustment for gains on available-for-sale securities	(51)	(48)
Net change in unrealized gains (losses) on hedging transactions	(5,619)	1,425
Reclassification adjustment for gains on hedging transactions	(441)	(338)
Cumulative translation adjustment, net	(2,050)	1,760
Other comprehensive (loss) income	(9,821)	8,049
Total comprehensive income	$180,217	$165,293

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 30, 2018	March 31, 2018 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,677,389	$2,179,328
Short-term investments	1,686,809	1,268,242
Accounts receivable, net	456,898	382,246
Inventories	247,001	236,077
Prepaid expenses and other current assets	57,448	88,695
Total current assets	4,125,545	4,154,588
Property, plant and equipment, at cost	871,411	855,023
Accumulated depreciation and amortization	(559,327)	(550,906)
Net property, plant and equipment	312,084	304,117
Long-term investments	91,700	97,896
Goodwill	162,421	162,421
Acquisition-related intangibles, net	3,763	4,123
Other assets	359,679	337,402
Total Assets	$5,055,192	$5,060,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,484	$98,999
Accrued payroll and related liabilities	198,602	206,367
Income taxes payable	82,410	47,713
Other accrued liabilities	56,696	59,680
Current portion of long-term debt	499,407	499,186
Total current liabilities	942,599	911,945
Long-term debt	1,207,387	1,214,440
Long-term income taxes payable	530,167	523,864
Other long-term liabilities	56,401	49,945
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,515	2,534
Additional paid-in capital	894,588	878,672
Retained earnings	1,457,467	1,513,656
Accumulated other comprehensive loss	(35,932)	(34,509)
Total stockholders’ equity	2,318,638	2,360,353
Total Liabilities and Stockholders’ Equity	$5,055,192	$5,060,547

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017 [1]
Cash flows from operating activities:
Net income	$190,038	$157,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,075	11,232
Amortization	7,333	3,729
Stock-based compensation	35,608	32,036
Amortization of debt discounts	295	1,676
Provision (benefit) for deferred income taxes	(13,532)	24,694
Others	6,147	(446)
Changes in assets and liabilities:
Accounts receivable, net	(74,652)	(23,654)
Inventories	(10,924)	11,691
Prepaid expenses and other current assets	2,140	(5,023)
Other assets	(7,770)	(8,690)
Accounts payable	9,320	(3,049)
Accrued liabilities	(32,437)	2,378
Income taxes payable	49,527	(12,910)
Net cash provided by operating activities	176,168	190,908
Cash flows from investing activities:
Purchases of available-for-sale securities	(559,159)	(832,705)
Proceeds from sale and maturity of available-for-sale securities	155,230	613,396
Purchases of property, plant and equipment and other intangibles	(26,359)	(9,926)
Other investing activities	(13,900)	(3,008)
Net cash used in investing activities	(444,188)	(232,243)
Cash flows from financing activities:
Repurchases of common stock	(137,300)	(67,062)
Taxes paid related to net share settlements of restricted stock units	(5,495)	(933)
Proceeds from issuance of common stock through various stock plans	214	2,003
Payment of dividends to stockholders	(90,675)	(87,303)
Repayment of convertible debt	—	(457,918)
Proceeds from issuance of long-term debt, net	—	745,871
Other financing activities	(663)	(663)
Net cash (used in) provided by financing activities	(233,919)	133,995
Net (decrease) increase in cash and cash equivalents	(501,939)	92,660
Cash and cash equivalents at beginning of period	2,179,328	966,695
Cash and cash equivalents at end of period	$1,677,389	$1,059,355
Supplemental disclosure of cash flow information:
Interest paid	$21,174	$5,795
Income taxes (refunded) paid, net	$(13,328)	$1,873

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 31, 2018. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2019 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019 and fiscal 2018 are both 52-week years ending on March 30, 2019 and March 31, 2018, respectively. The quarters ended June 30, 2018 and July 1, 2017 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Revenue Recognition

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance, as amended, that outlines a new revenue recognition standard that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs. The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is required to be applied retrospectively to each prior reporting period presented (Full Retrospective), or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted the new guidance on April 1, 2018, using the Full Retrospective method and restated the comparative prior periods. The Company implemented internal controls and certain system functionality to enable the preparation of financial information on adoption.
As a result of the adoption of the authoritative guidance, the Company changed its accounting policy for revenue recognition and the details of the significant changes and quantitative impact of the changes are disclosed below:
Revenue from sales to the Company's distributors is recognized upon shipment of the product to the distributors (sell-in) and is reduced by estimated allowances for distributor price adjustments and rights of return. Previously, revenue was recognized upon reported resale of the product by the distributors to their customers (sell-through) as reduced by actual allowances for distributor price adjustments. Revenue from software license agreements, software license renewals, and other contracts are recognized at point of sales, whereas previously these were deferred and recognized over the contractual term before the implementation of the authoritative guidance. Revenue recognition related to the Company's other revenue streams, such as direct customers, remains unchanged.
The adoption of this authoritative guidance has an impact on the Company’s condensed consolidated statements of income and balance sheets, but has no impact on net cash provided by or used in operating, financing, or investing activities on the condensed consolidated statements of cash flows.
The impact on the Company's previously reported condensed consolidated statement of income resulting from the adoption of the authoritative guidance is as follows:

	Three months ended July 1, 2017
(In thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Net revenues	$615,446	$(12,636)	$602,810
Cost of revenues	192,095	(1,271)	190,824
Gross margin	423,351	(11,365)	411,986
Operating expenses:
Research and development	153,051	—	153,051
Selling, general and administrative	89,175	—	89,175
Amortization of acquisition-related intangibles	705	—	705
Total operating expenses	242,931	—	242,931
Operating income	180,420	(11,365)	169,055
Interest and other income, net	1,839	—	1,839
Income before income taxes	182,259	(11,365)	170,894
Provision for income taxes	15,014	(1,364)	13,650
Net income	$167,245	$(10,001)	$157,244
Net income per common share:
Basic	$0.67	$(0.04)	$0.63
Diluted	$0.63	$(0.04)	$0.59
Shares used in per share calculations:
Basic	247,911		247,911
Diluted	265,797		265,797

The impact on the Company's previously reported condensed consolidated balance sheet line items affected by the adoption of the authoritative guidance is as follows:

	March 31, 2018
(In thousands)	As Reported	Adjustment	As Adjusted
Accounts receivable	$372,144	$10,102	$382,246
Other assets	342,644	(5,242)	337,402
Deferred income on shipments to distributors	25,166	(25,166)	—
Other accrued liabilities	59,772	(92)	59,680
Retained earnings	1,483,538	30,118	1,513,656

Financial Instruments

In January 2016, the FASB issued final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The authoritative guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP on this matter. The authoritative guidance does not change the guidance for classifying and measuring investments in debt securities and loans. The authoritative guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this authoritative guidance on April 1, 2018 and recorded the balance of the unrealized losses of $11.0 million as of the end of fiscal 2018 from its investment in debt mutual funds and equity securities to retained earnings, less the related deferred taxes of $2.6 million. Subsequent changes in fair value from such investments are recorded in the condensed consolidated statements of income.

Income Taxes

In October 2016, the FASB issued authoritative guidance on income taxes which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The authoritative guidance is effective for public business entities in fiscal years beginning after December 15, 2017 and requires the adoption be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The Company adopted this authoritative guidance on April 1, 2018. Accordingly, $13.8 million of prepaid taxes associated with prior period intra-entity asset transfers was reclassified to retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new authoritative guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2020. Early adoption is permitted. The new authoritative guidance must be adopted using a modified retrospective transition with application of the new authoritative guidance for leases that existed at or are entered into after the beginning of the earliest comparative period presented. To help with the transition to the new guidance, certain practical expedients are provided. The Company is currently evaluating the impact of this new authoritative guidance on its condensed consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 30, 2018 and March 31, 2018, Avnet accounted for 70% and 61% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 51% and 41% of the Company’s worldwide net revenues in the first quarter of fiscal 2019 and 2018, respectively. The Company expects its accounts receivable to be relatively higher than normal on a temporary basis as the Company partners with its distributors to manage their inventory requirements.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2019 and 2018.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 91% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of June 30, 2018, approximately 24% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2019 and the Company did not adjust or override any fair value measurements as of June 30, 2018.

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

The Company’s Level 2 assets consist of financial institution securities, non-financial institution securities, U.S. agency securities, foreign government and agency securities, mortgage-backed securities, debt mutual funds, asset-backed securities and commercial mortgage-backed securities. The Company’s Level 2 assets and liabilities also include foreign currency forward contracts and interest rate swap contracts.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018:

	June 30, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$458,706	$—	$—	$458,706
Financial institution securities	—	349,850	—	349,850
Non-financial institution securities	—	350,624	—	350,624
U.S. government and agency securities	114,664	206,945	—	321,609
Foreign government and agency securities	—	130,622	—	130,622
Short-term investments:
Financial institution securities	—	249,982	—	249,982
Non-financial institution securities	—	263,922	—	263,922
U.S. government and agency securities	3,647	96,105	—	99,752
Foreign government and agency securities	—	43,783	—	43,783
Mortgage-backed securities	—	796,953	—	796,953
Asset-backed securities	—	89,028	—	89,028
Commercial mortgage-backed securities	—	143,389	—	143,389
Long-term investments:
Debt mutual funds	—	85,633	—	85,633
Marketable equity securities	6,067	—	—	6,067
Total assets measured at fair value	$583,084	$2,806,836	$—	$3,389,920
Liabilities
Derivative financial instruments, net	$—	$41,289	$—	$41,289
Total liabilities measured at fair value	$—	$41,289	$—	$41,289
Net assets measured at fair value	$583,084	$2,765,547	$—	$3,348,631

	March 31, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$1,291,891	$—	$—	$1,291,891
Financial institution securities	—	359,901	—	359,901
Non-financial institution securities	—	242,904	—	242,904
U.S. government and agency securities	996	34,999	—	35,995
Foreign government and agency securities	—	179,957	—	179,957
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	81,939	—	81,939
U.S. government and agency securities	3,639	19,008	—	22,647
Mortgage-backed securities	—	844,397	—	844,397
Asset-backed securities	—	91,389	—	91,389
Commercial mortgage-backed securities	—	152,870	—	152,870
Long-term investments:
Debt mutual funds	—	89,670	—	89,670
Marketable equity securities	8,226		—	8,226
Total assets measured at fair value	$1,304,752	$2,172,034	$—	$3,476,786
Liabilities
Derivative financial instruments, net	$—	$26,091	$—	$26,091
Total liabilities measured at fair value	$—	$26,091	$—	$26,091
Net assets measured at fair value	$1,304,752	$2,145,943	$—	$3,450,695

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

As of June 30, 2018 and July 1, 2017, the Company held no marketable securities measured at fair value using Level 3 inputs.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of June 30, 2018 were approximately $498.0 million, $495.9 million and $713.4 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2018, the Company had non-marketable equity securities in private companies of $49.6 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies, together with its non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at fair value only if the Company recognizes an impairment or an observable price adjustment. Such impairment losses or observable price adjustments were not material during all periods presented.

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 30, 2018				March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$458,706	$—	$—	$458,706	$1,291,891	$—	$—	$1,291,891
Financial institution
securities	599,832	—	—	599,832	434,901	—	—	434,901
Non-financial institution
securities	615,958	1	(1,413)	614,546	326,219	—	(1,376)	324,843
U.S. government and
agency securities	421,679	9	(327)	421,361	58,913	1	(272)	58,642
Foreign government and
agency securities	174,405	—	—	174,405	179,957	—	—	179,957
Mortgage-backed securities	820,305	580	(23,932)	796,953	866,048	660	(22,311)	844,397
Asset-backed securities	90,426	12	(1,410)	89,028	92,751	16	(1,378)	91,389
Debt mutual funds	101,350	—	(15,717)	85,633	101,350	—	(11,680)	89,670
Commercial mortgage-
backed securities	146,984	—	(3,595)	143,389	156,296	1	(3,427)	152,870
Marketable equity securities	7,500	—	(1,433)	6,067	7,500	726	—	8,226
	$3,437,145	$602	$(47,827)	$3,389,920	$3,515,826	$1,404	$(40,444)	$3,476,786

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 30, 2018 and March 31, 2018.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 30, 2018 and March 31, 2018:

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$57,501	$(1,193)	$7,910	$(220)	$65,411	$(1,413)
U.S. government and
agency securities	52,351	(224)	4,586	(103)	56,937	(327)
Mortgage-backed securities	424,784	(10,639)	340,733	(13,293)	765,517	(23,932)
Asset-backed securities	53,832	(944)	33,333	(466)	87,165	(1,410)
Debt mutual funds	—	—	85,633	(15,717)	85,633	(15,717)
Commercial mortgage-
backed securities	84,596	(1,830)	57,875	(1,765)	142,471	(3,595)
Marketable equity securities	6,067	(1,433)	—	—	6,067	(1,433)
	$679,131	$(16,263)	$530,070	$(31,564)	$1,209,201	$(47,827)

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,780	$(1,146)	$8,344	$(230)	$78,124	$(1,376)
U.S. government and
agency securities	13,471	(176)	9,176	(96)	22,647	(272)
Mortgage-backed securities	510,988	(11,048)	299,663	(11,263)	810,651	(22,311)
Asset-backed securities	57,128	(876)	32,696	(502)	89,824	(1,378)
Debt mutual funds	—	—	89,670	(11,680)	89,670	(11,680)
Commercial mortgage-
backed securities	95,435	(1,760)	56,051	(1,667)	151,486	(3,427)
	$746,802	$(15,006)	$495,600	$(25,438)	$1,242,402	$(40,444)

As of June 30, 2018, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

Starting April 1, 2018, the Company records the change in the fair value of its investment in debt mutual funds and marketable equity securities as part of its interest and other income (expense), net. This change in fair value was a net decrease of $6.2 million for the three months ended June 30, 2018 and resulted in an expense within interest and other income (expense) net for the period.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 30, 2018 and March 31, 2018 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 30, 2018 and March 31, 2018. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities), by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 30, 2018
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,758,865	$1,758,593
Due after one year through five years	176,391	172,941
Due after five years through ten years	148,349	143,894
Due after ten years	785,984	764,086
	$2,869,589	$2,839,514

As of June 30, 2018, $1.08 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market, debt mutual funds and marketable equity securities because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Proceeds from sale of available-for-sale securities	$895	$119,922
Gross realized gains on sale of available-for-sale securities	$96	$832
Gross realized losses on sale of available-for-sale securities	(47)	(386)
Net realized gains on sale of available-for-sale securities	$49	$446
Amortization of premiums on available-for-sale securities	$2,491	$6,823

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

As of June 30, 2018 and March 31, 2018, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	June 30, 2018	March 31, 2018
Singapore Dollar	$26,392	$24,914
Euro	38,591	38,987
Indian Rupee	64,959	62,472
British Pound	8,125	8,155
Japanese Yen	3,882	3,859
Chinese Yuan	13,247	8,260
	$155,196	$146,647

As part of the Company’s strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2020. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be realized into net income within the next two years.

As of June 30, 2018, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of June 30, 2018 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was immaterial and included in the net income for all periods presented.

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the three months ended June 30, 2018, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $7.4 million, which was recorded as a derivative liability for the interest rate swap contacts and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented.

The Company had the following derivative instruments as of June 30, 2018 and March 31, 2018, located on the condensed consolidated balance sheets, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2018	Prepaid expenses and other current assets	$167	Other accrued liabilities	$5,040
March 31, 2018	Prepaid expenses and other current assets	$2,922	Other accrued liabilities	$12

The Company does not offset or net the fair value amounts of derivative financial instruments in its condensed consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's condensed consolidated balance sheets for all periods presented.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of income for the first quarter of fiscal 2019 and 2018:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Amount of gains (losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(5,909)	$1,086
Amount of gains (losses) reclassified from accumulated other comprehensive income into income (effective portion) *	$(430)	$357
Amount of gains (losses) recorded (ineffective portion) *	$(11)	$(19)

*	Recorded in interest and other income (expense), net within the condensed consolidated statements of income.

Note 7.	Stock-Based Compensation Plans

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Stock-based compensation included in:
Cost of revenues	$2,035	$2,150
Research and development	20,930	17,466
Selling, general and administrative	12,643	12,420
	$35,608	$32,036

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first quarter of fiscal 2019 and the entire fiscal 2018. The Company's stock-based compensation expenses related to options during the first quarter of fiscal 2019 and the number of options outstanding as of June 30, 2018 were not material. As of June 30, 2018, 11.2 million shares remained available for grant under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2018 and July 1, 2017 was $220 thousand and $2.8 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39
Granted	261	$65.69
Vested	(212)	$53.68
Cancelled	(128)	$50.50
June 30, 2018	6,910	$51.84

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2019 was $65.69 ($57.99 for the first quarter of fiscal 2018), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 30, 2018	July 1, 2017
Risk-free interest rate	2.7%	1.7%
Dividend yield	2.1%	2.3%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first three months of fiscal 2019 and 2018, the Company withheld $5.5 million and $25.6 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the first three months of fiscal 2019, the Company realized an immaterial amount of excess tax benefits in the condensed consolidated statements of income as a component of the provision for income taxes. During the first three months of fiscal 2018, the Company realized tax benefits of $11.6 million.

Employee Stock Purchase Plan

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model. Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Therefore, no shares were issued during the first quarter of fiscal 2019 or 2018. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2019. As of June 30, 2018, 9.3 million shares were available for future issuance under the Company's ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	June 30, 2018	July 1, 2017
Net income available to common stockholders	$190,038	$157,244
Weighted average common shares outstanding-basic	252,682	247,911
Dilutive effect of employee equity incentive plans	3,253	3,817
Dilutive effect of 2017 Convertible Notes and warrants	—	14,069
Weighted average common shares outstanding-diluted	255,935	265,797
Basic net income per common share	$0.75	$0.63
Diluted net income per common share	$0.74	$0.59

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 366 thousand and 152 thousand shares for the first quarter of fiscal 2019 and 2018, respectively, were excluded from the diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 30, 2018	March 31, 2018
Raw materials	$17,405	$14,674
Work-in-process	169,926	167,039
Finished goods	59,670	54,364
	$247,001	$236,077

Note 10.	Debt and Credit Facility

2019 Notes and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of June 30, 2018, the remaining term of the 2019 Notes and 2021 Notes are 0.7 years and 2.7 years respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of June 30, 2018 and March 31, 2018:

(In thousands)	June 30, 2018	March 31, 2018
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(365)	(501)
Unamortized debt issuance costs associated with 2019 Notes	(228)	(313)
Carrying value of the 2019 Notes	499,407	499,186
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,461)	(1,593)
Unamortized debt issuance costs associated with 2021 Notes	(651)	(711)
Carrying value of the 2021 Notes	$497,888	$497,696
Total carrying value	$997,295	$996,882

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Contractual coupon interest	$6,406	$6,406
Amortization of debt issuance costs	146	146
Amortization of debt discount, net	268	260
Total interest expense related to the 2019 Notes and 2021 Notes	$6,820	$6,812

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of June 30, 2018, the remaining term of the 2024 Notes is approximately 6.0 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $851 thousand for the three months ended June 30, 2018 and earned a net interest income of $643 thousand for the three months ended July 1, 2017, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. As of June 30, 2018, the fair value of the interest rate swap contracts was $36.4 million, which was recorded in other long-term liabilities.

The following table summarizes the carrying value of the 2024 Notes as of June 30, 2018 and March 31, 2018:

(In thousands)	June 30, 2018	March 31, 2018
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(727)	(755)
Unamortized debt issuance costs associated with 2024 Notes	(3,358)	(3,500)
Carrying Value of the 2024 Notes	$745,915	$745,745
Fair value hedge adjustment — interest rate swap contracts	(36,416)	(29,001)
Net carrying value of the 2024 Notes	$709,499	$716,744

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Contractual coupon interest (including interest rate swap, net)	$6,382	$1,322
Amortization of debt issuance costs	142	47
Amortization of debt discount, net	28	10
Total interest expense related to the 2024 Notes	$6,552	$1,379

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 30, 2018, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date. On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million.

Through June 30, 2018, the Company had used $929.4 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $70.6 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of June 30, 2018 and March 31, 2018.

During the first quarter of fiscal 2019, the Company repurchased 2.1 million shares of common stock for a total of $136.8 million and during the first quarter of fiscal 2018, the Company repurchased 1.0 million shares of common stock for a total of $67.1 million.

Note 12.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Interest income	$17,397	$13,414
Interest expense	(13,372)	(12,081)
Other income (expense), net	(6,872)	506
Total interest and other income (expense), net	$(2,847)	$1,839

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2018	March 31, 2018
Accumulated unrealized losses on available-for-sale securities, net of tax	$(23,156)	$(29,844)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(4,386)	1,674
Accumulated cumulative translation adjustment, net of tax	(8,390)	(6,339)
Total accumulated other comprehensive loss	$(35,932)	$(34,509)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax provision of $22.9 million for the first quarter of fiscal 2019 as compared to $13.7 million in the same prior year period, representing effective tax rates of 11% and 8%, respectively. The prior year balance has been restated to reflect the retrospective application of the current authoritative guidance for revenue recognition. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for additional detail.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA provides numerous significant tax law changes including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. Some provisions of the TCJA began to impact the Company in fiscal 2018, while other provisions impact the Company beginning in fiscal 2019.

In accordance with Staff Accounting Bulletin (SAB) 118, the Company has recorded provisional amounts recognizing the effect of the tax law changes in prior periods, but may adjust those provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of June 30, 2018, the Company has not adjusted the provisional estimate recorded in prior periods for effects from the one-time transition tax. The amount recorded for the one-time transition tax remains provisional as the Company has not yet finalized its calculation of the total post-1986 earnings and profits (E&P) for its foreign subsidiaries. Additionally, the Company will continue to evaluate the impact of the tax law change as it relates to providing U.S. taxes on its investments in foreign subsidiaries. Since U.S. federal taxes have been recognized through the one-time transition tax on all accumulated and previously untaxed foreign earnings through December 31, 2017, the Company does not intend to permanently reinvest those earnings.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first quarter of fiscal 2019 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on low-taxed income from foreign subsidiaries. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in the first quarter of fiscal 2018 was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as the Company had intended to permanently reinvest the earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits as of June 30, 2018, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $825 thousand in the first quarter of fiscal 2019 to $126.0 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $16.0 million as of June 30, 2018. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2013.

Note 15.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through April 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. Xilinx also leases cars under non-cancelable operating leases that expire at various dates through May 2022. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2019 (remaining nine months)	$6,115
2020	9,216
2021	7,198
2022	5,923
2023	4,798
Thereafter	30,708
Total	$63,958

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $12.0 million as of June 30, 2018. Rent expense, net of rental income, under all operating leases was $1.0 million and $1.2 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Rental income was not material for the first quarter of fiscal 2019 or 2018.

Other commitments as of June 30, 2018 totaled $136.5 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of June 30, 2018, the Company also had $18.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance and $33.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2019 and the end of fiscal 2018, the accrual balances of the product warranty liability were immaterial.

The Company offers, subject to certain terms and conditions, to indemnify customers and distributors for costs and damages awarded against these parties in the event the Company’s hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event the Company's hardware products experience epidemic failure. To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products.  The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any financial liabilities in the future as a result of these obligations.

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

The Company intends to continue to protect and defend its IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx.

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

As of June 30, 2018 and March 31, 2018, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	June 30, 2018	March 31, 2018	Amortization Life
Goodwill	$162,421	$162,421
Core technology, gross	82,480	82,480
Less accumulated amortization	(78,885)	(78,562)
Core technology, net	3,595	3,918	4.8 years
Other intangibles, gross	46,966	46,966
Less accumulated amortization	(46,798)	(46,761)
Other intangibles, net	168	205	2.6 years
Total acquisition-related intangibles, gross	129,446	129,446
Less accumulated amortization	(125,683)	(125,323)
Total acquisition-related intangibles, net	$3,763	$4,123

Amortization expense for acquisition-related intangibles for the three months ended June 30, 2018 and July 1, 2017 was $360 thousand and $705 thousand, respectively. Based on the carrying value of acquisition-related intangibles recorded as of June 30, 2018, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2019 (remaining nine months)	$893
2020	1,160
2021	1,137
2022	573
Total	$3,763

Note 19.	Subsequent Events

On July 17, 2018, the Company announced the acquisition of DeePhi Technology Co., Ltd, a leading artificial intelligence and machine learning company.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed a 2015 decision of the U.S. Tax Court that had found U.S. Treasury Regulations requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements to be invalid. The case at issue was Altera Corp. v. Commissioner. The Company is currently evaluating the impact of this decision on its financial statements and is unable to estimate the impact at this time.

On July 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per common share for the second quarter of fiscal 2019. The dividend is payable on August 28, 2018 to stockholders of record on August 8, 2018.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and valuation and recognition of stock-based compensation, which impacts gross margin, research and development (R&D) expenses, and selling, general and administrative (SG&A) expenses. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 31, 2018 filed with the SEC, and to "Note 2. Recent Accounting Changes and Accounting Pronouncements" to our condensed consolidated financial statements, included in Part I. "Financial Information." We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: first quarter of fiscal 2019 compared to the first quarter of fiscal 2018

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 30, 2018	July 1, 2017
Net revenues	100.0%	100.0%
Cost of revenues	30.2	31.7
Gross margin	69.8	68.3
Operating expenses:
Research and development	25.0	25.4
Selling, general and administrative	13.2	14.8
Amortization of acquisition-related intangibles	0.1	0.1
Total operating expenses	38.3	40.3
Operating income	31.5	28.0
Interest and other income (expense), net	(0.4)	0.3
Income before income taxes	31.1	28.3
Provision for income taxes	3.3	2.2
Net income	27.8%	26.1%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and consist of the UltraScale+, UltraScale and 7-series product families.

•	Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28 nanometer (nm), 20nm and 16nm nodes into a category named Advanced Products while all other products are grouped in a category named Core Products.

No end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2019.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2019 and 2018 were as follows:

	Three Months Ended
(In millions)	June 30, 2018	% of Total	% Change	July 1, 2017	% of Total
Advanced Products	$383.9	56	21	$317.8	53
Core Products	300.5	44	5	285.0	47
Total net revenues	$684.4	100	14	$602.8	100

Net revenues from Advanced Products increased in the first three months of fiscal 2019 compared to the comparable prior year period. The increase was a result of sales growth from our 16nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm and 20nm products.

Net revenues from Core Products increased in the first three months of fiscal 2019 from the comparable prior year period. The increase was largely due to higher sales from Virtex-2 and Virtex-5 product families, partially offset by decline in sales from Virtex-6 and Spartan-3 product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2018 we classify our end markets into businesses with similar market drivers: Data Center and Test, Measurement and Emulation (TME); Automotive, Broadcast and Consumer; Communications; and Industrial, Aerospace & Defense. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel revenue. The Channel revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the given period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2019 and 2018 were as follows:

	Three Months Ended
(% of total net revenues)	June 30, 2018	% Change in Dollars	July 1, 2017
Data Center and TME	19%	11	19%
Automotive, Broadcast and Consumer	16	13	17
Communications	31	(7)	38
Industrial, Aerospace & Defense	33	30	28
Channel	1	(167)	(2)
Total net revenues	100%	14	100%

Net revenues from Data Center and TME increased, in terms of absolute dollar, in the first quarter of fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from Data Center, but was partially offset by a decrease in sales from TME.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the first three months of fiscal 2019 from the comparable prior year period. The increase was due to higher sales from all sub-segments, in particular from automotive and Audio, Video and Broadcast.

Net revenues from Communications decreased in the first three months of fiscal 2019 from the comparable prior year period. The decrease was primarily due to lower sales from Wireless, and to a lesser extent from Wireline business.

Net revenues from Industrial, Aerospace & Defense increased in the first quarter of fiscal 2019 from the comparable prior year period. The increase was driven by higher sales from all sub-segments, with Aerospace and Defense leading the increase.

Channel revenue was positive in the first three months of fiscal 2019. This is because shipments to distributors exceeded what the distributors subsequently shipped to their customers in the period. In the comparable prior year period, our shipments to distributors were less than what the distributors subsequently shipped to their customers. In the second half of fiscal 2018, we partnered with our distributors to reduce overall distributor inventory and improve the stability of inventory balances. We expect Channel revenue to be a positive amount as the distributors restock inventory to support growth and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2019 and 2018 were as follows:

	Three Months Ended
(In millions)	June 30, 2018	% of Total	% Change	July 1, 2017	% of Total
North America	$193.5	28	12	$173.2	29
Asia Pacific	303.9	45	15	264.9	44
Europe	131.9	19	14	115.7	19
Japan	55.1	8	12	49.0	8
Total net revenues	$684.4	100	14	$602.8	100

Net revenues in North America increased in the first quarter of fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from Industrial, Aerospace & Defense but was partially offset by decline in sales from TME.

Net revenues in Asia Pacific increased in the first quarter of fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from Data Center in China and Aerospace & Defense in India.

Net revenues in Europe increased in the first quarter of fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from Industrial, Scientific and Medical and Data Center, but was partially offset by decline in sales from Wireless and TME.

Net revenues in Japan increased in the first quarter of fiscal 2019 from the comparable prior year period. The increase was due to higher sales from Automotive.

Gross Margin

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Gross margin	$477.5	16%	$412.0
Percentage of net revenues	69.8%		68.3%

Gross margin was higher by 1.5 percentage points in the first quarter of fiscal 2019 from the comparable prior year period. The increase was driven primarily by manufacturing cost reduction in our Advanced Products and favorable changes in the end market mix.

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

Research and Development

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Research and development	$170.8	12%	$153.1
Percentage of net revenues	25%		25%

R&D spending increased by $17.7 million, or 12%, for the first quarter of fiscal 2019 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation) related to our continuing product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Selling, general and administrative	$90.5	1%	$89.2
Percentage of net revenues	13%		15%

SG&A expenses increased slightly by $1.3 million for the first quarter of fiscal 2019 from the comparable prior year period as we incurred slightly higher employee compensation (including stock-based compensation) in the first three months of fiscal 2019 to support our customers and accelerate adoption of our products.

Amortization of Acquisition-Related Intangibles

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Amortization of acquisition-related intangibles	$0.4	(49)%	$0.7
Percentage of net revenues	—%		—%

Amortization expense for the first quarter of fiscal 2019 decreased slightly from the comparable prior year period as certain acquisition-related intangibles have been fully amortized and there was no new major addition to acquisition related intangibles in recent years.

Stock-Based Compensation

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Stock-based compensation included in:
Cost of revenues	$2.0	(5)%	$2.2
Research and development	20.9	20%	17.4
Selling, general and administrative	12.7	2%	12.4
	$35.6	11%	$32.0

The 11% increase in stock-based compensation expense for the first quarter of fiscal 2019 as compared to the prior year period was primarily related to higher expenses associated with RSUs, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Interest and other income (expense), net	$(2.8)	(255)%	$1.8
Percentage of net revenues	—%		—%

Our net interest and other income (expense) was a net other expense of $2.8 million in the first quarter of fiscal 2019, as compared to a net other income of $1.8 million in the same prior year period. The net reduction was due to unrealized losses on equity-type security investments during the first quarter of fiscal 2019, which was partially offset by higher income from the investment portfolio.

Provision for Income Taxes

	Three Months Ended
(In millions)	June 30, 2018	Change	July 1, 2017
Provision for income taxes	$22.9	68%	$13.7
Percentage of net revenues	3%		2%
Effective tax rate	11%		8%

The increase in the effective tax rate in the first quarter of fiscal 2019 as compared to the same prior year period was primarily due to the new tax on low-taxed income from foreign subsidiaries and a decrease in excess tax benefits with respect to stock-based compensation. The increase was partially offset by a significant reduction in the amount of deferred tax accrued on foreign earnings not considered to be permanently reinvested.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the first quarter of fiscal 2019 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on low-taxed income from foreign subsidiaries.

The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in the first quarter of fiscal 2018 was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as we intended to permanently reinvest these earnings outside of the U.S.

On December 22, 2017, the TCJA was enacted into law. The TCJA provides numerous significant tax law changes including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in our third quarter of fiscal 2018, while other provisions began to impact us beginning in fiscal 2019.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. There are no measurement period adjustments recorded during the period ending June 30, 2018. We will continue to assess the impact of the recently enacted tax law on our business and our condensed consolidated financial statements. The final impact of the TCJA recorded by us may vary materially from the provisional impact recorded due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities and the need for further guidance on the income tax accounting.

As noted above, the TCJA established new tax laws that are effective beginning in our fiscal 2019. The change with the most significant impact to us is a provision designed to tax low-taxed income of foreign subsidiaries. With respect to this provision, the FASB allows taxpayers to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences expected to reverse as low-taxed income in future years. We have not yet selected an accounting policy and our selection will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

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

The combination of cash, cash equivalents and short-term and long-term investments as of June 30, 2018 and March 31, 2018 totaled $3.46 billion and $3.55 billion, respectively. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $3.36 billion and working capital of $3.18 billion. As of March 31, 2018, cash, cash equivalents and short-term investments were $3.45 billion and working capital was $3.24 billion.

As of June 30, 2018, we had $1.69 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. As a result of TCJA, substantially all of $1.69 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first quarter of fiscal 2019, our operations generated net positive cash flow of $176.2 million, which was $14.7 million lower than the $190.9 million generated during the first quarter of fiscal 2018. The positive cash flow from operations generated during the first quarter of fiscal 2019 was primarily from net income as adjusted for non-cash related items, increases in income tax payable and accounts payable. These items were partially offset by increases in accounts receivable and inventories and a decrease in accrued liabilities. Accounts receivable increased by $74.7 million and days sales outstanding increased to 61 days at June 30, 2018 from 55 days at March 31, 2018. We had no collectibility issues and our accounts receivable remained current as of June 30, 2018. We expect our accounts receivable to be relatively higher than normal on a temporary basis as we partner with our distributors to manage their inventory requirements. Our inventory levels as of June 30, 2018 were $10.9 million higher at $247.0 million compared to $236.1 million at March 31, 2018, but the combined inventory days at Xilinx and distribution decreased to 113 days at June 30, 2018 from 117 days at March 31, 2018.

Investing Activities —Net cash used in investing activities was $444.2 million during the first quarter of fiscal 2019, as compared to $232.2 million in the first quarter of fiscal 2018. Net cash used in investing activities during the first quarter of fiscal 2019 consisted primarily of $403.9 million of net purchases of available-for-sale securities and $26.4 million for purchases of property, plant and equipment and other intangibles and $13.9 million of other investing activities.

Financing Activities —Net cash used in financing activities was $233.9 million in the first quarter of fiscal 2019, as compared to net cash provided by financing activities of $134.0 million in the first quarter of fiscal 2018. Net cash used in financing activities during the first quarter of fiscal 2019 consisted primarily of $137.3 million of cash payment to repurchase shares of common stock, $90.7 million dividend payments to stockholders and $5.5 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through April 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of June 30, 2018 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 30, 2018, we had $136.5 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 30, 2018, we also had $18.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software and $33.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

As of June 30, 2018, we had $530.2 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $530.2 million, $512.5 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which will be payable in eight annual installments. The first installment is classified as a current income tax payable. The installment amounts will be equal to 8% of the total liability, payable in fiscal 2019 through 2023, 15% in fiscal 2024, 20% in fiscal 2025, and 25% in fiscal 2026. See “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information,” for additional information about the one-time transition tax. The remaining $17.7 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.1 million shares of our common stock for $136.8 million during the first quarter of fiscal 2019. During the first quarter of fiscal 2018, we repurchased 1.0 million shares of common stock for a total of $67.1 million. During the first quarter of fiscal 2019, we paid $90.7 million in cash dividends to stockholders, representing $0.36 per common share. During the first quarter of fiscal 2018, we paid $87.3 million in cash dividends to stockholders, representing $0.35 per common share. On July 24, 2018 our Board of Directors declared a cash dividend of $0.36 per common share for the second quarter of fiscal 2019. The dividend is payable on August 28, 2018 to stockholders of record on August 8, 2018. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.93 billion as of June 30, 2018, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2018 would have affected the fair value of our investment portfolio by less than $38.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 30, 2018 and March 31, 2018, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	June 30, 2018	March 31, 2018
Singapore Dollar	$26.4	$24.9
Euro	38.6	39.0
Indian Rupee	65.0	62.5
British Pound	8.1	8.1
Japanese Yen	3.9	3.8
Chinese Yuan	13.2	8.3
	$155.2	$146.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2020. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 30, 2018 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $13.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 30, 2018 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our wafers are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company (TSMC) and United Microelectronics Corporation (UMC). In addition, we also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined through periodic negotiations with these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC who manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.

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

Our programmable logic devices (PLDs) compete in the integrated circuits (IC) industry, an industry that is intensely competitive, continues to consolidate, and is characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion. We expect increased competition from our primary PLD competitors, Intel, Lattice and Microsemi, and from new market entrants. In addition, competition from the application specific integrated circuits (ASIC) market and from the application specific standard products (ASSP) market continues. We believe that important competitive factors in the logic IC industry include:

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by field programmable gate arrays (FPGA) type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with analog, mixed signal and digital signal processing capabilities;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers;

•	discrete general purpose GPUs targeting non-graphics applications; and

•	other new or emerging programmable logic products.

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

Resale of product through Avnet accounted for 51% of our worldwide net revenues in the first quarter of fiscal 2019 and as of June 30, 2018, Avnet accounted for 70% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

The average selling prices of our products generally decline as the products mature. We seek to offset the decrease in selling prices through yield improvement, manufacturing cost reductions and increased unit sales. We also continue to develop higher value products or product features that increase the average selling prices of our products or slow the decline of such prices. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the decline in selling prices of our products, which could ultimately lead to a decline in our revenues and gross margins.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. As an example of such uncertainties, in recent years ZTE Corporation (ZTE) has been subject to a number of government restrictions affecting our ability to do business with ZTE; the terms and duration of any such restriction have not been known to us in advance and have been subject to ongoing modifications. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit", has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business. In addition, in the first half of 2018, the U.S and China began threatening to impose tariffs on each other's products, leading to fears of a trade war, which, if were to materialize, could result in general economic downturn or otherwise have a material adverse effect on our business.

Because of our international business and operations, we are vulnerable to the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive more than half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan where economic weaknesses have adversely affected our revenues in the past. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact on our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. For example, the United Kingdom's 2016 referendum vote to approve "Brexit" has created economic uncertainty and currency volatility in the European Union. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, changes to U.S. domestic and foreign policy and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain, develop and transition such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructuring that eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we are unable to retain or develop existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed. Further, changes to our qualified personnel, including key members of management, may be disruptive to our business, and any failure to successfully assimilate key new hires, or to successfully retain, develop and transition promoted employees, could adversely affect our business and results of operations.

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

As of June 30, 2018 we had 2.00 billion authorized common shares, of which 247.9 million shares were outstanding. In addition, 27.4 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP). The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of June 30, 2018 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2016, the Board authorized 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through June 30, 2018, we have used $929.4 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $70.6 million available for future purchases. On May 16, 2018, the Board authorized 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million.

The following table summarizes our repurchase of shares of our common stock during the first quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
April 1, 2018 to May 5, 2018	1,395	$65.77	1,395	$115,587
May 6, 2018 to June 2, 2018	224	$67.88	224	$100,411
June 3, 2018 to June 30, 2018	445	$67.04	445	$70,580
Total for the Quarter	2,064		2,064

Item 6.	Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	*	Separation Agreement between the Company and Steven Glaser dated January 5, 2018					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

*	Management contract or compensatory plan or arrangement.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 27, 2018	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)