Form 10-Q
period 2018-09-29
XILINX INC
filed 2018-10-25
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 12, 2018
Common Stock, $0.01 par value	253,043,435

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 29, 2018	September 30, 2017 [1]	September 29, 2018	September 30, 2017 [1]
Net revenues	$746,252	$627,419	$1,430,622	$1,230,229
Cost of revenues	231,620	185,685	438,508	376,509
Gross margin	514,632	441,734	992,114	853,720
Operating expenses:
Research and development	183,372	157,985	354,198	311,036
Selling, general and administrative	97,685	91,053	188,217	180,228
Amortization of acquisition-related intangibles	839	510	1,199	1,215
Total operating expenses	281,896	249,548	543,614	492,479
Operating income	232,736	192,186	448,500	361,241
Interest and other income, net	6,408	1,831	3,561	3,669
Income before income taxes	239,144	194,017	452,061	364,910
Provision for income taxes	23,432	20,266	46,311	33,915
Net income	$215,712	$173,751	$405,750	$330,995
Net income per common share:
Basic	$0.85	$0.70	$1.61	$1.33
Diluted	$0.84	$0.67	$1.59	$1.26
Cash dividends per common share	$0.36	$0.35	$0.72	$0.70
Shares used in per share calculations:
Basic	252,988	248,094	252,541	247,960
Diluted	255,522	258,217	255,057	261,739

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017 [1]	September 29, 2018	September 30, 2017 [1]
Net income	$215,712	$173,751	$405,750	$330,995
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(2,125)	763	(3,785)	5,935
Reclassification adjustment for (gains) losses on available-for-sale securities	1	(135)	(50)	(105)
Net change in unrealized gains (losses) on hedging transactions	1,190	756	(4,430)	2,198
Reclassification adjustment for gains on hedging transactions	(1,730)	(1,648)	(2,171)	(2,004)
Cumulative translation adjustment, net	(2,142)	678	(4,192)	2,438
Other comprehensive (loss) income	(4,806)	414	(14,628)	8,462
Total comprehensive income	$210,906	$174,165	$391,122	$339,457

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 29, 2018	March 31, 2018 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,974,638	$2,179,328
Short-term investments	1,305,922	1,268,242
Accounts receivable, net	372,983	382,246
Inventories	243,642	236,077
Prepaid expenses and other current assets	68,098	88,695
Total current assets	3,965,283	4,154,588
Property, plant and equipment, at cost	867,175	855,023
Accumulated depreciation and amortization	(554,365)	(550,906)
Net property, plant and equipment	312,810	304,117
Long-term investments	91,627	97,896
Goodwill	342,456	162,421
Acquisition-related intangibles, net	84,455	4,123
Other assets	350,905	337,402
Total Assets	$5,147,536	$5,060,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,099	$98,999
Accrued payroll and related liabilities	232,410	206,367
Income taxes payable	31,435	47,713
Other accrued liabilities	60,965	59,680
Current portion of long-term debt	499,629	499,186
Total current liabilities	931,538	911,945
Long-term debt	1,201,884	1,214,440
Long-term income taxes payable	493,655	523,864
Other long-term liabilities	75,573	49,945
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,530	2,534
Additional paid-in capital	906,618	878,672
Retained earnings	1,576,476	1,513,656
Accumulated other comprehensive loss	(40,738)	(34,509)
Total stockholders’ equity	2,444,886	2,360,353
Total Liabilities and Stockholders’ Equity	$5,147,536	$5,060,547

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017 [1]
Cash flows from operating activities:
Net income	$405,750	$330,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,123	22,964
Amortization	15,477	7,161
Stock-based compensation	70,553	68,408
Amortization of debt discounts	591	1,964
Provision for deferred income taxes	4,825	37,640
Others	1,884	744
Changes in assets and liabilities:
Accounts receivable, net	9,263	(42,105)
Inventories	(6,887)	11,504
Prepaid expenses and other current assets	(5,744)	(18,383)
Other assets	(17,616)	(12,645)
Accounts payable	4,525	(20,585)
Accrued liabilities	13,116	23,346
Income taxes payable	(37,569)	(17,960)
Net cash provided by operating activities	489,291	393,048
Cash flows from investing activities:
Purchases of available-for-sale securities	(819,512)	(1,367,972)
Proceeds from sale and maturity of available-for-sale securities	780,567	1,257,571
Purchases of property, plant and equipment and other intangibles	(40,533)	(22,149)
Acquisition of business, net of cash acquired	(223,535)	—
Other investing activities	(25,277)	(8,461)
Net cash used in investing activities	(328,290)	(141,011)
Cash flows from financing activities:
Repurchases of common stock	(160,536)	(237,516)
Taxes paid related to net share settlements of restricted stock units	(39,494)	(42,053)
Proceeds from issuance of common stock through various stock plans	18,416	19,358
Payment of dividends to stockholders	(181,752)	(174,260)
Repayment of convertible debt	—	(457,918)
Proceeds from issuance of long-term debt, net	—	745,175
Other financing activities	(2,325)	(1,325)
Net cash used in financing activities	(365,691)	(148,539)
Net (decrease) increase in cash and cash equivalents	(204,690)	103,498
Cash and cash equivalents at beginning of period	2,179,328	966,695
Cash and cash equivalents at end of period	$1,974,638	$1,070,193
Supplemental disclosure of cash flow information:
Interest paid	$33,986	$18,608
Income taxes paid, net	$78,948	$14,789

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019 and fiscal 2018 are both 52-week years ending on March 30, 2019 and March 31, 2018, respectively. The quarters ended September 29, 2018 and September 30, 2017 each consisted of 13 weeks.

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
The impact on the Company's previously reported condensed consolidated statement of income resulting from the adoption of the authoritative guidance is as follows:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
(In thousands, except per share amounts)	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net revenues	$619,503	$7,916	$627,419	$1,234,949	$(4,720)	$1,230,229
Cost of revenues	184,786	899	185,685	376,881	(372)	376,509
Gross margin	434,717	7,017	441,734	858,068	(4,348)	853,720
Operating expenses:
Research and development	157,985	—	157,985	311,036	—	311,036
Selling, general and administrative	91,053	—	91,053	180,228	—	180,228
Amortization of acquisition-related intangibles	510	—	510	1,215	—	1,215
Total operating expenses	249,548	—	249,548	492,479	—	492,479
Operating income	185,169	7,017	192,186	365,589	(4,348)	361,241
Interest and other income, net	1,831	—	1,831	3,669	—	3,669
Income before income taxes	187,000	7,017	194,017	369,258	(4,348)	364,910
Provision for income taxes	19,468	798	20,266	34,481	(566)	33,915
Net income	$167,532	$6,219	$173,751	$334,777	$(3,782)	$330,995
Net income per common share:
Basic	$0.68	$(0.02)	$0.70	$1.35	$(0.02)	$1.33
Diluted	$0.65	$(0.02)	$0.67	$1.28	$(0.02)	$1.26
Shares used in per share calculations:
Basic	248,094		248,094	247,960		247,960
Diluted	258,217		258,217	261,739		261,739
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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new authoritative guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2020. Early adoption is permitted. The new authoritative guidance must be adopted using a modified retrospective transition with application of the new authoritative guidance for leases that existed at or are entered after the beginning of the earliest comparative period presented. To help with the transition to the new guidance, certain practical expedients are provided. The Company is currently evaluating the impact of this new authoritative guidance on its condensed consolidated financial statements.

On July 30, 2018, The FASB provided entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP. An entity electing this additional (and optional) transition method must provide the required disclosures for all periods that continue to be in accordance with current GAAP. The amendments do not change the existing disclosure requirements in current GAAP. The amendments have the same effective date as the new leases standard, which for Xilinx would be the first quarter of fiscal 2020. The Company is currently evaluating the impact of this new authoritative guidance on its condensed consolidated financial statements.

Cloud Computing Arrangements

On August 29, 2018, the FASB issued new guidance requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Entities will need to maintain appropriate records to capture the portion of their costs that qualify for capitalization. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021. Early adoption is permitted, including adoption in any interim period. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the impact of this new authoritative guidance on its condensed consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 29, 2018 and March 31, 2018, Avnet accounted for 50% and 61% of the Company’s total net accounts receivable, respectively. The Company expects its accounts receivable to fluctuate as the Company partners with its distributors to manage their inventory requirements.
For the second quarter and first six months of fiscal 2019, resale of product through Avnet accounted for 46% and 48% of the Company's worldwide net revenues, respectively. For the second quarter and first six months of fiscal 2018, resale of product through Avnet accounted for 46% and 43% of the Company’s worldwide net revenues, respectively.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and first six months of fiscal 2019 and 2018.

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

As of September 29, 2018, approximately 23% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

Note 4.	Fair Value Measurements

The authoritative guidance for fair value measurements established by the FASB defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which Xilinx would transact. The Company also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

The Company determines the fair value for marketable debt securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analysis. The Company primarily uses a consensus price or weighted-average price for its fair value assessment. The Company determines the consensus price using market prices from a variety of industry standard pricing services, data providers, security master files from large financial institutions and other third-party sources and uses those multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value. The pricing services use multiple inputs to determine market prices, including reportable trades, benchmark yield curves, credit spreads and broker/dealer quotes as well as other industry and economic events. For certain securities with short maturities, such as discount commercial paper and certificates of deposit, the security is accreted from purchase price to face value at maturity. If a subsequent transaction on the same security is observed in the marketplace, the price on the subsequent transaction is used as the current daily market price and the security will be accreted to face value based on the revised price.

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the second quarter and first six months of fiscal 2019 and the Company did not adjust or override any fair value measurements as of September 29, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and March 31, 2018:

	September 29, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$376,673	$—	$—	$376,673
Financial institution securities	—	403,980	—	403,980
Non-financial institution securities	—	476,957	—	476,957
U.S. government and agency securities	114,891	162,887	—	277,778
Foreign government and agency securities	—	370,791	—	370,791
Short-term investments:
Financial institution securities	—	225,000	—	225,000
Non-financial institution securities	—	96,379	—	96,379
U.S. government and agency securities	2,663	12,844	—	15,507
Mortgage-backed securities	—	749,426	—	749,426
Asset-backed securities	—	85,421	—	85,421
Commercial mortgage-backed securities	—	134,189	—	134,189
Long-term investments:
Debt mutual funds	—	84,926	—	84,926
Marketable equity securities	6,701	—	—	6,701
Total assets measured at fair value	$500,928	$2,802,800	$—	$3,303,728
Liabilities
Derivative financial instruments, net	$—	$47,791	$—	$47,791
Total liabilities measured at fair value	$—	$47,791	$—	$47,791
Net assets measured at fair value	$500,928	$2,755,009	$—	$3,255,937

	March 31, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$1,291,891	$—	$—	$1,291,891
Financial institution securities	—	359,901	—	359,901
Non-financial institution securities	—	242,904	—	242,904
U.S. government and agency securities	996	34,999	—	35,995
Foreign government and agency securities	—	179,957	—	179,957
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	81,939	—	81,939
U.S. government and agency securities	3,639	19,008	—	22,647
Mortgage-backed securities	—	844,397	—	844,397
Asset-backed securities	—	91,389	—	91,389
Commercial mortgage-backed securities	—	152,870	—	152,870
Long-term investments:
Debt mutual funds	—	89,670	—	89,670
Marketable equity securities	8,226		—	8,226
Total assets measured at fair value	$1,304,752	$2,172,034	$—	$3,476,786
Liabilities
Derivative financial instruments, net	$—	$26,091	$—	$26,091
Total liabilities measured at fair value	$—	$26,091	$—	$26,091
Net assets measured at fair value	$1,304,752	$2,145,943	$—	$3,450,695

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes) and $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes and 2021 Notes as of September 29, 2018 were approximately $498.7 million and $495.2 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 29, 2018, the Company had non-marketable equity securities in private companies of $53.8 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies, together with its non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at fair value only if the Company recognizes an impairment. The Company’s investments in non-marketable securities of private companies are also recorded at fair value if the Company recognizes an observable price adjustments. Such impairment losses or observable price adjustments were not material during all periods presented.

Note 5.	Financial Instruments

The following is a summary of cash equivalents, available-for-sale securities and equity-type securities as of the end of the periods presented:

	September 29, 2018				March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$376,673	$—	$—	$376,673	$1,291,891	$—	$—	$1,291,891
Financial institution
securities	628,965	15	—	628,980	434,901	—	—	434,901
Non-financial institution
securities	574,630	—	(1,294)	573,336	326,219	—	(1,376)	324,843
U.S. government and
agency securities	293,600	22	(337)	293,285	58,913	1	(272)	58,642
Foreign government and
agency securities	370,788	3	—	370,791	179,957	—	—	179,957
Mortgage-backed securities	775,806	476	(26,856)	749,426	866,048	660	(22,311)	844,397
Asset-backed securities	86,664	9	(1,252)	85,421	92,751	16	(1,378)	91,389
Debt mutual funds	101,350	—	(16,424)	84,926	101,350	—	(11,680)	89,670
Commercial mortgage-
backed securities	137,767	1	(3,579)	134,189	156,296	1	(3,427)	152,870
Marketable equity securities	7,500	—	(799)	6,701	7,500	726	—	8,226
	$3,353,743	$526	$(50,541)	$3,303,728	$3,515,826	$1,404	$(40,444)	$3,476,786

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 29, 2018 and March 31, 2018.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 29, 2018 and March 31, 2018:

	September 29, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$44,067	$(748)	$19,640	$(546)	$63,707	$(1,294)
U.S. government and
agency securities	—	—	15,507	(337)	15,507	(337)
Mortgage-backed securities	222,604	(5,996)	497,433	(20,860)	720,037	(26,856)
Asset-backed securities	18,472	(278)	65,425	(974)	83,897	(1,252)
Debt mutual funds	—	—	84,926	(16,424)	84,926	(16,424)
Commercial mortgage-
backed securities	44,231	(950)	88,823	(2,629)	133,054	(3,579)
Marketable equity securities	6,701	(799)	—	—	6,701	(799)
	$336,075	$(8,771)	$771,754	$(41,770)	$1,107,829	$(50,541)

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,780	$(1,146)	$8,344	$(230)	$78,124	$(1,376)
U.S. government and
agency securities	13,471	(176)	9,176	(96)	22,647	(272)
Mortgage-backed securities	510,988	(11,048)	299,663	(11,263)	810,651	(22,311)
Asset-backed securities	57,128	(876)	32,696	(502)	89,824	(1,378)
Debt mutual funds	—	—	89,670	(11,680)	89,670	(11,680)
Commercial mortgage-
backed securities	95,435	(1,760)	56,051	(1,667)	151,486	(3,427)
	$746,802	$(15,006)	$495,600	$(25,438)	$1,242,402	$(40,444)

As of September 29, 2018, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to debt mutual funds and mortgage-backed securities, which were primarily due to the general rising of the interest-rate environment and foreign currency movement.

Starting April 1, 2018, the Company records the change in the fair value of its investment in debt mutual funds and marketable equity securities as part of its interest and other income, net. This change in fair value was a net decrease of $73 thousand and $6.3 million for the three and six months ended September 29, 2018, respectively, and resulted in an expense within interest and other income, net for the period.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 29, 2018 and March 31, 2018 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. These investments are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 29, 2018 and March 31, 2018. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

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

	September 29, 2018
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,825,385	$1,825,113
Due after one year through five years	162,134	158,928
Due after five years through ten years	139,922	135,283
Due after ten years	740,779	716,104
	$2,868,220	$2,835,428

As of September 29, 2018, $1.01 billion of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market, debt mutual funds and marketable equity securities because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Proceeds from sale of available-for-sale securities	$7	$149,497	$903	$269,419
Gross realized gains on sale of available-for-sale securities	$—	$519	$96	$1,351
Gross realized losses on sale of available-for-sale securities	(1)	(209)	(48)	(595)
Net realized gains (losses) on sale of available-for-sale securities	$(1)	$310	$48	$756
Amortization of premiums on available-for-sale securities	$2,645	$4,691	$5,136	$10,213

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the six months ended September 29, 2018, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $13.3 million, which was recorded as a derivative liability for the interest rate swap contacts and as a reduction from the carrying amount of the 2024 Notes. There was no ineffectiveness during all periods presented.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation included in:
Cost of revenues	$2,249	$2,147	$4,284	$4,297
Research and development	20,047	20,096	40,977	37,562
Selling, general and administrative	12,649	14,129	25,292	26,549
	$34,945	$36,372	$70,553	$68,408

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first six months of fiscal 2019 and the entire fiscal 2018. The Company's stock-based compensation expenses related to options during the first six months of fiscal 2019 and the number of options outstanding as of September 29, 2018 were not material. On August 1, 2018, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 3.0 million shares. As of September 29, 2018, 11.6 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39
Granted	2,964	$63.00
Vested	(2,293)	$48.60
Cancelled	(251)	$52.20
September 29, 2018	7,409

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2019 was $62.79 ($59.99 for the second quarter of fiscal 2018), and for the first six months of fiscal 2019 was $63.00 ($59.89 for the first six months of fiscal 2018), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Risk-free interest rate	2.7%	1.7%	2.7%	1.7%
Dividend yield	2.2%	2.2%	2.2%	2.2%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first six months of fiscal 2019 and 2018, the Company withheld $39.5 million and $42.1 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the second quarter and the first six months of fiscal 2019, the Company realized excess tax benefits of $7.8 million and $8.7 million, respectively, primarily from RSU vesting. During the second quarter and the first six months of fiscal 2018, the Company realized excess tax benefits of $6.3 million and $17.9 million, respectively. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

Employee Stock Purchase Plan

Under the ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 359 thousand shares for $18.0 million during the second quarter of fiscal 2019 and 355 thousand shares for $16.9 million during the second quarter of fiscal 2018. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2019 and 2018 was $19.06 and $16.46, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal years 2019 and 2018 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2019	2018
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.29	0.28
Risk-free interest rate	2.5%	1.3%
Dividend yield	2.0%	2.2%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2019. On August 1, 2018, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 3.0 million shares. As of September 29, 2018, 12.0 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income available to common stockholders	$215,712	$173,751	$405,750	$330,995
Weighted average common shares outstanding-basic	252,988	248,094	252,541	247,960
Dilutive effect of employee equity incentive plans	2,534	2,532	2,516	2,949
Dilutive effect of 2017 Convertible Notes	—	—	—	2,986
Dilutive effect of warrants	—	7,591	—	7,844
Weighted average common shares outstanding-diluted	255,522	258,217	255,057	261,739
Basic net income per common share	$0.85	$0.70	$1.61	$1.33
Diluted net income per common share	$0.84	$0.67	$1.59	$1.26

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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 1.8 million and 3.0 million shares for the second quarter and first six months of fiscal 2019, respectively, were excluded from the diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 29, 2018	March 31, 2018
Raw materials	$21,296	$14,674
Work-in-process	175,213	167,039
Finished goods	47,133	54,364
	$243,642	$236,077

Note 10.	Debt and Credit Facility

2019 Notes and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of September 29, 2018, the remaining term of the 2019 Notes and 2021 Notes are 0.5 years and 2.5 years respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of September 29, 2018 and March 31, 2018:

(In thousands)	September 29, 2018	March 31, 2018
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(229)	(501)
Unamortized debt issuance costs associated with 2019 Notes	(142)	(313)
Carrying value of the 2019 Notes	499,629	499,186
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,330)	(1,593)
Unamortized debt issuance costs associated with 2021 Notes	(590)	(711)
Carrying value of the 2021 Notes	$498,080	$497,696
Total carrying value	$997,709	$996,882

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contractual coupon interest	$6,406	$6,406	$12,813	$12,813
Amortization of debt issuance costs	146	146	292	293
Amortization of debt discount, net	269	262	535	520
Total interest expense related to the 2019 Notes and 2021 Notes	$6,821	$6,814	$13,640	$13,626

2024 Notes

On May 30, 2017, the Company issued the $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of September 29, 2018, the remaining term of the 2024 Notes is approximately 5.7 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $642 thousand and $1.5 million for the three and six months ended September 29, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. Net interest income of $1.5 million and $2.1 million was earned on the contracts for the three and six months ended September 30, 2017, respectively. As of September 29, 2018, the fair value of the interest rate swap contracts was $42.3 million, which was recorded in other long-term liabilities.

The following table summarizes the carrying value of the 2024 Notes as of September 29, 2018 and March 31, 2018:

(In thousands)	September 29, 2018	March 31, 2018
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(699)	(755)
Unamortized debt issuance costs associated with 2024 Notes	(3,216)	(3,500)
Carrying Value of the 2024 Notes	$746,085	$745,745
Fair value hedge adjustment — interest rate swap contracts	(42,281)	(29,001)
Net carrying value of the 2024 Notes	$703,804	$716,744

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contractual coupon interest (including interest rate swap, net)	$6,174	$4,046	$12,556	$5,368
Amortization of debt issuance costs	142	142	284	189
Amortization of debt discount, net	27	27	56	37
Total interest expense related to the 2024 Notes	$6,343	$4,215	$12,896	$5,594

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 29, 2018, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date. On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million (2018 Repurchase Program).

Through September 29, 2018, the Company had used $952.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $47.3 million available for future repurchases. The Company has not used any of the amount authorized under the 2018 Repurchase Program. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 29, 2018 and March 31, 2018.

During the first six months of fiscal 2019, the Company repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $160.0 million and during the first six months of fiscal 2018, the Company repurchased 3.7 million shares of common stock in the open market and through accelerated share repurchase agreements with an independent financial institution for a total of $237.5 million.

Note 12.	Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest income	$17,350	$13,832	$34,748	$27,246
Interest expense	(13,164)	(11,029)	(26,536)	(23,110)
Other income (expense), net	2,222	(972)	(4,651)	(467)
Total interest and other income, net	$6,408	$1,831	$3,561	$3,669

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	September 29, 2018	March 31, 2018
Accumulated unrealized losses on available-for-sale securities, net of tax	$(25,280)	$(29,844)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(4,926)	1,674
Accumulated cumulative translation adjustment, net of tax	(10,532)	(6,339)
Total accumulated other comprehensive loss	$(40,738)	$(34,509)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax provision of $23.4 million and $46.3 million for the second quarter and the first six months of fiscal 2019, respectively, representing effective tax rates of 9.8% and 10.2%, respectively. The Company recorded tax provisions of $20.3 million and $33.9 million for the second quarter and the first six months of fiscal 2018, respectively, representing effective tax rates of 10.4% and 9.3%, respectively. The prior year amounts have been restated to reflect the retrospective application of the current authoritative guidance for revenue recognition. Refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for additional detail.

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

In accordance with Staff Accounting Bulletin (SAB) 118, the Company has recorded provisional amounts recognizing the effect of the tax law changes in prior periods, but may adjust those provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As a result of updated technical guidance related to the TCJA, the Company revised its provisional estimate recorded in prior periods. The application of this guidance resulted in an increase to tax expense of $9.4 million in the second quarter of fiscal 2019. The amount recorded for the one-time transition tax remains provisional as the Company has not yet finalized its calculation of the total post-1986 earnings and profits (E&P) for its foreign subsidiaries. Additionally, the Company will continue to evaluate the impact of the tax law change as it relates to providing U.S. taxes on its investments in foreign subsidiaries. Since U.S. federal taxes have been recognized through the one-time transition tax on all accumulated and previously untaxed foreign earnings through December 31, 2017, the Company does not intend to permanently reinvest those earnings.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the second quarter and the first six months of fiscal 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on low-taxed income from foreign subsidiaries. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate in the second quarter and the first six months of fiscal 2018 was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as the Company had intended to permanently reinvest the earnings outside of the U.S.

The Company’s total gross unrecognized tax benefits for the second quarter and the first six months of fiscal 2019, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by an immaterial amount to $126.1 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $16.1 million as of September 29, 2018. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

Fiscal	(In thousands)
2019 (remaining six months)	$4,613
2020	10,124
2021	7,231
2022	5,891
2023	4,699
Thereafter	30,708
Total	$63,266

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $11.0 million as of September 29, 2018. Rent expense, net of rental income, under all operating leases was $816 thousand and $1.8 million for the three and six months ended September 29, 2018, respectively. Rent expense, net of rental income, under all operating leases was $900 thousand and $2.1 million for the three and six months ended September 30, 2017, respectively. Rental income was not material for the second quarter and the first six months of fiscal 2019 or 2018.

Other commitments as of September 29, 2018 totaled $200.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of September 29, 2018, the Company also had $8.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance and $25.1 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2019 and the end of fiscal 2018, the accrual balances of the product warranty liability were immaterial.

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

On March 17, 2017, a patent infringement lawsuit was filed by Anza Technology, Inc. (Anza) against the Company in the U.S. District Court for the District of Colorado (Anza Technology, Inc. v. Xilinx, Inc., Case No. 1:17-cv-00687). The lawsuit pertains to three patents and Anza seeks unspecified damages, attorney fees, interest, costs, and expenses. On October 27, 2017, the court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California. The parties reached an agreement to settle the lawsuit and it was dismissed with prejudice on July 23, 2018. The amount of the settlement did not have a material impact on the Company's financial position or results of operations.

The Company intends to continue to protect and defend its IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, the appellees, including Xilinx, filed a joint reply.  The Court of Appeals has not issued a further order.

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

As of September 29, 2018 and March 31, 2018, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	September 29, 2018	March 31, 2018	Amortization Life
Goodwill	$342,456	$162,421
Core technology, gross	107,250	82,480
Less accumulated amortization	(79,587)	(78,562)
Core technology, net	27,663	3,918	5.0 years
Other intangibles, gross	51,016	46,966	3.0 years
Less accumulated amortization	(46,934)	(46,761)
In-process research and development	52,710	—	N/A
Other intangibles, net	56,792	205
Total acquisition-related intangibles, gross	210,976	129,446
Less accumulated amortization	(126,521)	(125,323)
Total acquisition-related intangibles, net	$84,455	$4,123

Amortization expense for acquisition-related intangibles for the three and six months ended September 29, 2018 was $839 thousand and $1.2 million, respectively. Amortization expense for acquisition-related intangibles for the three and six months ended September 30, 2017 was $510 thousand and $1.2 million, respectively.

During the second quarter of fiscal 2019, the Company recorded $180.0 million of goodwill and $81.5 million of intangibles attributable to the acquisition of Deephi Technology Co., Ltd (Deephi Tech). See "Note 19. Business Combination" to our condensed consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of September 29, 2018, assuming no subsequent acquisition or impairment of the underlying assets, and the expected timing of completion of in-process research and development, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2019 (remaining six months)	$3,732
2020	13,613
2021	17,983
2022	16,631
Thereafter	32,496
Total	$84,455

Note 19.	Business Combination

During the second quarter of fiscal 2019, the Company completed the acquisition of Deephi Tech by acquiring all its outstanding ordinary shares. Deephi Tech was a privately held start-up with industry-leading capabilities in machine learning and focusing on system-level neural network optimization. This acquisition strengthens the Company's capabilities in artificial intelligence applications.
Total purchase consideration to acquire Deephi Tech was $251.9 million, including $11.5 million of fair value from the Company's preexisting investment in Deephi Tech, $10.6 million unsettled payments to Deephi Tech equity holders and $6.3 million of cash acquired. The Company incurred $3.4 million of acquisition related costs, which was recorded in the operating expenses of condensed consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Deephi Tech and recorded $6.5 million gain in its condensed consolidated statements of income as part of interest and other income, net.
Subsequent to the acquisition, the financial results for Deephi Tech are included in the Company's condensed consolidated financial statements. Prior to the acquisition, the financial results for Deephi Tech were not significant for proforma financial information.

The company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. As additional information becomes available, the company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the acquisition date). The preliminary fair values of the assets acquired and liabilities assumed in the acquisition of Deephi Tech, by major class, were recognized as follows:

Amount
(In thousands)
Cash and cash equivalents	$6,263
Tangible assets	2,485
Identifiable intangible assets	81,530
Goodwill	180,035
Deferred tax liabilities	(15,257)
Other liabilities	(3,146)
Total	$251,910
The goodwill of $180.0 million arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of the Company and Deephi Tech. The goodwill recognized is not expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of Deephi Tech were recognized as follows based upon the preliminary fair values as of the closing date of the acquisition.

	Amount	Amortization Life
	(In thousands)
Trade Names & Trademarks	$1,020	3.0 years
Developed Technology	24,770	5.0 years
Customer Relationships	3,030	3.0 years
In-Process Research and Development	52,710	N/A
Total identifiable intangible assets	$81,530

Note 20. Subsequent Events

On October 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per common share for the third quarter of fiscal 2019. The dividend is payable on December 4, 2018 to stockholders of record on November 13, 2018.

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

Due to the acquisition of Deephi Tech, we included business combinations as our critical accounting policy. We use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed in the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets required and liabilities acquired, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability.

We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: second quarter and first six months of fiscal 2019 compared to the second quarter and first six months of fiscal 2018

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.0	29.6	30.7	30.6
Gross margin	69.0	70.4	69.3	69.4
Operating expenses:
Research and development	24.6	25.2	24.7	25.3
Selling, general and administrative	13.1	14.5	13.1	14.6
Amortization of acquisition-related intangibles	0.1	0.1	0.1	0.1
Total operating expenses	37.8	39.8	37.9	40.0
Operating income	31.2	30.6	31.4	29.4
Interest and other income (expense), net	0.8	0.3	0.2	0.3
Income before income taxes	32.0	30.9	31.6	29.7
Provision for income taxes	3.1	3.2	3.2	2.8
Net income	28.9%	27.7%	28.4%	26.9%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and consist of the Alveo branded boards, UltraScale+, UltraScale and 7-series product families.

•	Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.

No end customer accounted for more than 10% of our net revenues for the second quarter and first six months of fiscal 2019.

Net Revenues by Product

Net revenues by product categories for the second quarter and first six months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	% Change	September 30, 2017	September 29, 2018	% Change	September 30, 2017
Advanced Products	$479.7	43	$335.5	$863.6	32	$653.3
Core Products	266.6	(9)	291.9	567.0	(2)	576.9
Total net revenues	$746.3	19	$627.4	$1,430.6	16	$1,230.2

Net revenues from Advanced Products increased in the second quarter and the first six months of fiscal 2019 compared to the comparable prior year periods. The increases were a result of sales growth from all product families, with the most significant growth coming from our 16nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter volume production with both our 16nm and our new Alveo branded boards products.

Net revenues from Core Products decreased in the second quarter and the first six months of fiscal 2019 from the comparable prior year period. The decreases were largely due to lower sales from our older Virtex product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 29, 2018	% Change in Dollars	September 30, 2017	September 29, 2018	% Change in Dollars	September 30, 2017
Data Center and TME	21%	28	20%	20%	20	20%
Automotive, Broadcast and Consumer	16	17	16	16	15	16
Communications	35	33	31	33	11	34
Industrial, Aerospace & Defense	25	(5)	32	29	12	30
Channel	3	142	1	2	—	—
Total net revenues	100%	19	100%	100%	16	100%

Net revenues from Data Center and TME increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from all sub-segments with particular strength coming from Data Center.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were due to higher sales from all sub-segments, with particular strength coming from Automotive and Audio, Video and Broadcast.

Net revenues from Communications increased in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from all sub-segments, with particular strength coming from Wireless.

Net revenues from Industrial, Aerospace & Defense decreased in the second quarter of fiscal 2019 from the comparable prior year period. The decrease was driven by lower sales from Aerospace and Defense. Net revenues from Industrial, Aerospace & Defense increased in the first six months of fiscal 2019 from the comparable prior year period. The increase was driven by higher sales from each of the sub-segments, with particular strength coming from Industrial, Scientific and Medical.

Channel revenue was a positive amount in the second quarter and the first six months of fiscal 2019, because shipments to distributors exceeded what the distributors subsequently shipped to their customers during such periods. In the second half of fiscal 2018, we partnered with our distributors to reduce overall distributor inventory and improve the stability of inventory balances. In the next few quarters, we expect Channel revenue to be a positive amount as the distributors restock inventory to support growth and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	% Change	September 30, 2017	September 29, 2018	% Change	September 30, 2017
North America	$207.9	5	$197.3	$401.3	8	$370.5
Asia Pacific	326.9	34	244.3	630.8	24	509.2
Europe	153.5	20	127.8	285.4	17	243.5
Japan	58.0	—	58.0	113.1	6	107.0
Total net revenues	$746.3	19	$627.4	$1,430.6	16	$1,230.2

Net revenues in North America increased in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from Data Center and Wireline, which were sufficient to offset the decline in revenue from Aerospace and Defense in the second quarter of fiscal 2019.

Net revenues in Asia Pacific increased in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were due to a broad-based increase in sales from most of our end markets, in particular the Wireless business in China.

Net revenues in Europe increased in the second quarter and the first six months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from TME and Automotive.

Net revenues in Japan was relatively flat in the second quarter of fiscal 2019, but increased in the first six months of fiscal 2019 from the comparable prior year periods. Revenue from TME increased for both periods, but the increase was offset by lower sales from Wireless, in particular during the second quarter of fiscal 2019.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Gross margin	$514.6	17%	$441.7	$992.1	16%	$853.7
Percentage of net revenues	69.0%		70.4%	69.3%		69.4%

Gross margin was lower by 1.4 percentage points in the second quarter of fiscal 2019 from the comparable prior year period. The decrease was driven primarily by changes in the end-market mix, as revenue from Communications increased while revenue from Industrial, Aerospace & Defense decreased. For the first six months of fiscal 2019, gross margin was in line with the comparable prior year period.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Research and development	$183.4	16%	$158.0	$354.2	14%	$311.0
Percentage of net revenues	25%		25%	25%		25%

R&D spending increased by $25.4 million and $43.2 million for the second quarter and the first six months of fiscal 2019 from the comparable prior year periods, respectively. The increases were primarily attributable to higher employee compensation related to variable spending, such as incentive compensation expenses associated with higher revenue and operating margin, and higher overall headcount to support our continuing product development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Selling, general and administrative	$97.7	7%	$91.1	$188.2	4%	$180.2
Percentage of net revenues	13%		15%	13%		15%

SG&A expenses increased by $6.6 million and $8.0 million for the second quarter and the first six months of fiscal 2019 from the comparable prior year periods, respectively, as we incurred higher variable spending associated with higher revenue and operating margin such as sales commission and incentive compensation expense, as well as higher costs related to customer support and merger and acquisition activities.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Amortization of acquisition-related intangibles	$0.8	65%	$0.5	$1.2	—%	$1.2
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for the second quarter of fiscal 2019 increased slightly from the comparable prior year period. The increase was primarily due to additional amortization expense from intangible assets acquired through the Deephi Tech acquisition in the second quarter of fiscal 2019. Amortization expense for the first six months of fiscal 2019 was flat as compared to the prior year period as the additional amortization expense resulted from the Deephi Tech acquisition in the second quarter of fiscal 2019 was offset by lower amortization expense from previous acquisitions as these acquisition-related intangibles have been fully amortized.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Stock-based compensation included in:
Cost of revenues	$2.3	2%	$2.2	$4.3	—%	$4.3
Research and development	20.0	—	20.1	41.0	9	37.6
Selling, general and administrative	12.6	(10)	14.1	25.3	(5)	26.5
	$34.9	(4)	$36.4	$70.6	3	$68.4

The 4% decrease in stock-based compensation expense for the second quarter of fiscal 2019 as compared to the prior year period was primarily related to higher forfeiture rate during the current quarter, which sufficiently offset the impact of higher expenses associated with the recent RSU grants that had higher fair value than in the prior years. The 3% increase in stock-based compensation expense for the first six months of fiscal 2019 as compared to the prior year period was primarily related to higher expenses associated with RSUs, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Interest and other income, net	$6.4	250%	$1.8	$3.6	(3)%	$3.7
Percentage of net revenues	1%		—%	—%		—%

Our net interest and other income, net for the second quarter of fiscal 2019 increased by $4.6 million from the comparable prior year period primarily due to a gain from assessment of fair value of our preexisting investment in Deephi Tech. For the first six months of fiscal 2019, our net interest and other income was relatively flat as compared to the same prior year period.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 29, 2018	Change	September 30, 2017	September 29, 2018	Change	September 30, 2017
Provision for income taxes	$23.4	16%	$20.3	$46.3	37%	$33.9
Percentage of net revenues	3%		3%	3%		3%
Effective tax rate	10%		10%	10%		9%

The effective tax rate remained flat in the second quarter of fiscal 2019 as compared to the same prior year period. There was an increase in the provision for income taxes primarily due to the new tax on low-taxed income from foreign subsidiaries and an increase for adjustments to the provisional estimates previously recorded for the TCJA. The increase was offset by a significant reduction in the amount of deferred tax accrued on foreign earnings not considered to be permanently reinvested and the reduction in tax rate from 35% to 21%.

The increase in the effective tax rate in the first six months of fiscal 2019 as compared to the same prior year period was primarily due to the new tax on low-taxed income from foreign subsidiaries, a decrease in excess tax benefits with respect to stock-based compensation, and an increase for adjustments to the provisional estimates previously recorded for the TCJA. The increase was partially offset by a significant reduction in the amount of deferred tax accrued on foreign earnings not considered to be permanently reinvested and the reduction in tax rate from 35% to 21%.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the second quarter and the first six months of fiscal 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on low-taxed income from foreign subsidiaries. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in the second quarter and the first six months of fiscal 2018 was primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax had been provided, as we intended to permanently reinvest these earnings outside of the U.S.

On December 22, 2017, the TCJA was enacted into law. The TCJA provides numerous significant tax law changes including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in our third quarter of fiscal 2018, while other provisions began to impact us in fiscal 2019.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. During the period ending September 29, 2018, we recognized a measurement period adjustment that resulted in a net expense of $9.4 million. See "Note 14. Income Taxes" to our consolidated financial statements included in Item 1. "Financial Statements." We will continue to assess the impact of the recently enacted tax law on our business and our condensed consolidated financial statements. The final impact of the TCJA recorded by us may vary materially from the provisional impact recorded due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities and the need for further guidance on the income tax accounting.

As noted above, the TCJA established new tax laws that are effective beginning in our fiscal 2019. The change with the most significant impact to us is a provision designed to tax low-taxed income of foreign subsidiaries. With respect to this provision, the FASB allows taxpayers to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences expected to reverse as low-taxed income is earned in future years. We have not yet selected an accounting policy and our selection will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

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

The combination of cash, cash equivalents and short-term and long-term investments as of September 29, 2018 and March 31, 2018 totaled $3.37 billion and $3.55 billion, respectively. As of September 29, 2018, we had cash, cash equivalents and short-term investments of $3.28 billion and working capital of $3.03 billion. As of March 31, 2018, cash, cash equivalents and short-term investments were $3.45 billion and working capital was $3.24 billion.

As of September 29, 2018, we had $1.60 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. As a result of the TCJA, substantially all of the $1.60 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first six months of fiscal 2019, our operations generated net positive cash flow of $489.3 million, which was $96.3 million higher than the $393.0 million generated during the first six months of fiscal 2018. The positive cash flow from operations generated during the first six months of fiscal 2019 was primarily from net income as adjusted for non-cash related items, increase in accrued liabilities and decrease in accounts receivable. These items were partially offset by increase in other assets. Accounts receivable decreased by $9.3 million and days sales outstanding decreased to 47 days at September 29, 2018 from 55 days at March 31, 2018. We had no collectibility issues and our accounts receivable remained current as of September 29, 2018. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. Our inventory levels as of September 29, 2018 were $7.5 million higher at $243.6 million compared to $236.1 million at March 31, 2018, but the combined inventory days at Xilinx and distribution decreased to 106 days at September 29, 2018 from 117 days at March 31, 2018.

Investing Activities —Net cash used in investing activities was $328.3 million during the first six months of fiscal 2019, as compared to $141.0 million in the first six months of fiscal 2018. Net cash used in investing activities during the first six months of fiscal 2019 consisted primarily of $223.5 million for business acquisition, $40.5 million for purchases of property, plant and equipment and other intangibles, $38.9 million of net purchases of available-for-sale securities and $25.3 million of other investing activities.

Financing Activities —Net cash used in financing activities was $365.7 million in the first six months of fiscal 2019, as compared to $148.5 million in the first six months of fiscal 2018. Net cash used in financing activities during the first six months of fiscal 2019 consisted primarily of $181.8 million dividend payments to stockholders, $160.5 million of cash payment to repurchase shares of common stock and $39.5 million of payment for RSU withholdings. These items were partially offset by $18.4 million proceeds from issuance of common stock.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through April 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of September 29, 2018 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 29, 2018, we had $200.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 29, 2018, we also had $8.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/

software and $25.1 million of commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

As of September 29, 2018, we had $493.7 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $493.7 million, $473.3 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which is payable in eight annual installments. The first installment was paid in the second quarter of fiscal 2019. The second installment is classified as a current income tax payable. The installment amounts are equal to 8% of the total liability, payable in fiscal 2019 through 2023, 15% in fiscal 2024, 20% in fiscal 2025, and 25% in fiscal 2026. See “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information,” for additional information about the one-time transition tax. The remaining $20.4 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of September 29, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.4 million shares of our common stock for $160.0 million during the first six months of fiscal 2019. During the first six months of fiscal 2018, we repurchased 3.7 million shares of common stock for a total of $237.5 million. During the first six months of fiscal 2019, we paid $181.8 million in cash dividends to stockholders, representing $0.36 per common share. During the first six months of fiscal 2018, we paid $174.3 million in cash dividends to stockholders, representing $0.35 per common share. On October 23, 2018 our Board of Directors declared a cash dividend of $0.36 per common share for the third quarter of fiscal 2019. The dividend is payable on December 4, 2018 to stockholders of record on November 13, 2018. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A "Risk Factors" included in Part II "Other Information" and below could affect our cash positions adversely.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.93 billion as of September 29, 2018, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 29, 2018 would have affected the fair value of our investment portfolio by less than $35.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 29, 2018 and March 31, 2018, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	September 29, 2018	March 31, 2018
Singapore Dollar	$26.8	$24.9
Euro	38.9	39.0
Indian Rupee	71.8	62.5
British Pound	9.7	8.1
Japanese Yen	3.9	3.8
Chinese Yuan	25.0	8.3
	$176.1	$146.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2020. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued monthly with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 29, 2018 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $13.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 29, 2018 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Resale of product through Avnet accounted for 46% of our worldwide net revenues in the second quarter of fiscal 2019 and as of September 29, 2018, Avnet accounted for 50% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. As an example of such uncertainties, in recent years ZTE Corporation (ZTE) has been subject to a number of government restrictions affecting our ability to do business with ZTE; the terms and duration of any such restriction have not been known to us in advance and have been subject to ongoing modifications. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit", has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business. In addition, concerns regarding trade relations between U.S and China and the recent mutual imposition of significant tariffs on importation of certain product categories could result in general economic downturn or otherwise have a material adverse effect on our business.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 17. Contingencies" to our consolidated financial statements, included in included in Item 1. "Financial Statements" of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

In preparing our financial statements in conformity with accounting principles generally accepted in the U.S., we must make estimates and judgments in applying our critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make concern valuation of marketable and non-marketable securities, revenue recognition, inventories, long-lived assets including acquisition-related intangibles, goodwill, business combination, taxes and stock-based compensation. We base our estimates on historical experience, input from outside experts and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and materially affected.

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

As of September 29, 2018, we had 2.00 billion authorized common shares, of which 253.0 million shares were outstanding. In addition, 31.0 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of September 29, 2018 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2016, the Board authorized the 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through September 29, 2018, we have used $952.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $47.3 million available for future purchases. On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million.

The following table summarizes our repurchase of shares of our common stock during the second quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
July 1, 2018 to August 4, 2018	309	$65.29	309	$50,411
August 5, 2018 to September 1, 2018	42	$71.73	42	$47,403
September 2, 2018 to September 29, 2018	1	$74.93	1	$47,343
Total for the Quarter	352		352

Item 6.	Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	+	Sales Exhibit, dated July 9, 2018 entered into pursuant to the Addendum to Master Distribution Agreement, dated April 20, 2017, by and between the Company and Avnet, Inc.					X

10.2		Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	6/20/2018

10.3		2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	6/20/2018

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 25, 2018	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)