Form 10-Q
period 2018-12-29
XILINX INC
filed 2019-01-25
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 11, 2019
Common Stock, $0.01 par value	253,163,895

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 29, 2018	December 30, 2017 [1]	December 29, 2018	December 30, 2017 [1]
Net revenues	$800,057	$598,603	$2,230,678	$1,828,832
Cost of revenues	247,903	177,969	686,411	554,478
Gross margin	552,154	420,634	1,544,267	1,274,354
Operating expenses:
Research and development	189,329	166,231	543,527	477,267
Selling, general and administrative	103,039	92,753	291,256	272,981
Amortization of acquisition-related intangibles	1,866	353	3,064	1,568
Total operating expenses	294,234	259,337	837,847	751,816
Operating income	257,920	161,297	706,420	522,538
Interest and other income (expense), net	(1,330)	5,469	2,231	9,138
Income before income taxes	256,590	166,766	708,651	531,676
Provision for income taxes	17,230	179,251	63,542	213,166
Net income (loss)	$239,360	$(12,485)	$645,109	$318,510
Net income (loss) per common share:
Basic	$0.95	$(0.05)	$2.55	$1.28
Diluted	$0.93	$(0.05)	$2.53	$1.23
Cash dividends per common share	$0.36	$0.35	$1.08	$1.05
Shares used in per share calculations:
Basic	253,060	254,089	252,634	248,671
Diluted	256,374	254,089	255,227	258,995

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017 [1]	December 29, 2018	December 30, 2017 [1]
Net income (loss)	$239,360	$(12,485)	$645,109	$318,510
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	7,029	(7,502)	3,244	(1,566)
Reclassification adjustment for (gains) losses on available-for-sale securities	(131)	1,259	(181)	1,154
Net change in unrealized gains (losses) on hedging transactions	(480)	1,583	(9,252)	3,781
Reclassification adjustment for (gains) losses on hedging transactions	2,522	(1,018)	4,693	(3,022)
Cumulative translation adjustment, net	5	394	(4,188)	2,831
Other comprehensive income (loss)	8,945	(5,284)	(5,684)	3,178
Total comprehensive income (loss)	$248,305	$(17,769)	$639,425	$321,688

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 29, 2018	March 31, 2018 [1]
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,929,521	$2,179,328
Short-term investments	1,540,131	1,268,242
Accounts receivable, net	359,367	382,246
Inventories	283,329	236,077
Prepaid expenses and other current assets	60,004	88,695
Total current assets	4,172,352	4,154,588
Property, plant and equipment, at cost	880,281	855,023
Accumulated depreciation and amortization	(563,021)	(550,906)
Net property, plant and equipment	317,260	304,117
Long-term investments	83,803	97,896
Goodwill	340,719	162,421
Acquisition-related intangibles, net	82,532	4,123
Other assets	358,098	337,402
Total Assets	$5,354,764	$5,060,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,916	$98,999
Accrued payroll and related liabilities	232,953	206,367
Income taxes payable	41,839	47,713
Other accrued liabilities	66,310	59,680
Current portion of long-term debt	499,851	499,186
Total current liabilities	952,869	911,945
Long-term debt	1,221,438	1,214,440
Long-term income taxes payable	489,411	523,864
Other long-term liabilities	53,851	49,945
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,531	2,534
Additional paid-in capital	942,744	878,672
Retained earnings	1,723,713	1,513,656
Accumulated other comprehensive loss	(31,793)	(34,509)
Total stockholders’ equity	2,637,195	2,360,353
Total Liabilities and Stockholders’ Equity	$5,354,764	$5,060,547

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements."

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017 [1]
Cash flows from operating activities:
Net income	$645,109	$318,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,097	34,416
Amortization	23,461	12,619
Stock-based compensation	109,194	105,209
Amortization of debt discounts	890	2,254
Provision for deferred income taxes	(9,040)	(367,508)
Others	7,796	2,858
Changes in assets and liabilities:
Accounts receivable, net	22,879	(98,365)
Inventories	(46,573)	367
Prepaid expenses and other current assets	13,151	(8,656)
Other assets	(25,141)	(27,292)
Accounts payable	11,013	(18,966)
Accrued liabilities	30,652	59,110
Income taxes payable	(29,280)	563,178
Net cash provided by operating activities	803,208	577,734
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,340,057)	(2,211,372)
Proceeds from sale and maturity of available-for-sale securities	1,080,850	1,939,245
Purchases of property, plant and equipment and other intangibles	(60,803)	(28,940)
Acquisition of business, net of cash acquired	(233,941)	(1,364)
Other investing activities	(37,572)	(16,423)
Net cash used in investing activities	(591,523)	(318,854)
Cash flows from financing activities:
Repurchases of common stock	(161,551)	(310,806)
Taxes paid related to net share settlements of restricted stock units	(42,029)	(44,428)
Proceeds from issuance of common stock through various stock plans	18,436	19,602
Payment of dividends to stockholders	(272,860)	(263,751)
Repayment of convertible debt	—	(457,918)
Proceeds from issuance of long-term debt, net	—	745,175
Other financing activities	(3,488)	(1,988)
Net cash used in financing activities	(461,492)	(314,114)
Net (decrease) increase in cash and cash equivalents	(249,807)	(55,234)
Cash and cash equivalents at beginning of period	2,179,328	966,695
Cash and cash equivalents at end of period	$1,929,521	$911,461
Supplemental disclosure of cash flow information:
Interest paid	$57,514	$38,115
Income taxes paid, net	$101,557	$18,093

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019 and fiscal 2018 are both 52-week years ending on March 30, 2019 and March 31, 2018, respectively. The quarters ended December 29, 2018 and December 30, 2017 each consisted of 13 weeks.

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
The impact on the Company's previously reported condensed consolidated statement of income resulting from the adoption of the authoritative guidance is as follows:

	Three Months Ended December 30, 2017		Nine Months Ended December 30, 2017
(In thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Net revenues	$631,193	$598,603	$1,866,142	$1,828,832
Cost of revenues	182,156	177,969	559,037	554,478
Gross margin	449,037	420,634	1,307,105	1,274,354
Operating expenses:
Research and development	166,231	166,231	477,267	477,267
Selling, general and administrative	92,753	92,753	272,981	272,981
Amortization of acquisition-related intangibles	353	353	1,568	1,568
Total operating expenses	259,337	259,337	751,816	751,816
Operating income	189,700	161,297	555,289	522,538
Interest and other income, net	5,469	5,469	9,138	9,138
Income before income taxes	195,169	166,766	564,427	531,676
Provision for income taxes	183,224	179,251	217,705	213,166
Net income (loss)	$11,945	$(12,485)	$346,722	$318,510
Net income (loss) per common share:
Basic	$0.05	$(0.05)	$1.39	$1.28
Diluted	$0.05	$(0.05)	$1.34	$1.23
Shares used in per share calculations:
Basic	254,089	254,089	248,671	248,671
Diluted	258,108	254,089	258,995	258,995
The impact on the Company's previously reported condensed consolidated balance sheet line items affected by the adoption of the authoritative guidance is as follows:

	March 31, 2018
(In thousands)	As Reported	As Adjusted
Accounts receivable	$372,144	$382,246
Other assets	342,644	337,402
Deferred income on shipments to distributors	25,166	—
Other accrued liabilities	59,772	59,680
Retained earnings	$1,483,538	$1,513,656

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The new authoritative guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2020. Even though early adoption is permitted, Xilinx has decided not to early adopt such authoritative guidance. This authoritative guidance must be adopted using a modified retrospective transition with application of the new authoritative guidance for leases that existed at or are entered after the beginning of the earliest comparative period presented. To help with the transition to the new guidance, certain practical expedients are provided.

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

The Company plans to adopt the new standard using the optional adoption method and apply the guidance to leases existing at, or entered into after, the beginning of the period of adoption, as well as certain practical expedients permitted under the transition guidance. The Company is currently evaluating the application of the new guidance and it believes the impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheets of an insignificant amount.

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

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 29, 2018 and March 31, 2018, Avnet accounted for 40% and 61% of the Company’s total net accounts receivable, respectively. The Company expects its accounts receivable to fluctuate as the Company partners with its distributors to manage their inventory requirements. For the third quarter and first nine months of fiscal 2019, Avnet's revenue accounted for 42% and 46% of the Company's worldwide net revenues, respectively. For the third quarter and first nine months of fiscal 2018, Avnet's revenue accounted for 41% and 43% of the Company’s worldwide net revenues, respectively.

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

No end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and first nine months of fiscal 2019 and 2018.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 93% of its portfolio in AA (or its equivalent) or higher grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of December 29, 2018, approximately 20% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the third quarter and first nine months of fiscal 2019 and the Company did not adjust or override any fair value measurements as of December 29, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 29, 2018 and March 31, 2018:

	December 29, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$408,025	$—	$—	$408,025
Financial institution securities	—	399,368	—	399,368
Non-financial institution securities	—	390,622	—	390,622
U.S. government and agency securities	159,974	160,110	—	320,084
Foreign government and agency securities	—	325,996	—	325,996
Short-term investments:
Financial institution securities	—	225,000	—	225,000
Non-financial institution securities	—	232,463	—	232,463
U.S. government and agency securities	2,654	87,880	—	90,534
Foreign government and agency securities	—	74,959	—	74,959
Mortgage-backed securities	—	705,284	—	705,284
Asset-backed securities	—	83,005	—	83,005
Commercial mortgage-backed securities	—	124,820	—	124,820
Marketable equity securities	4,066	—	—	4,066
Long-term investments:
Debt mutual funds	—	83,803	—	83,803
Total assets measured at fair value	$574,719	$2,893,310	$—	$3,468,029
Liabilities
Derivative financial instruments, net	$—	$25,578	$—	$25,578
Total liabilities measured at fair value	$—	$25,578	$—	$25,578
Net assets measured at fair value	$574,719	$2,867,732	$—	$3,442,451

	March 31, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$1,291,891	$—	$—	$1,291,891
Financial institution securities	—	359,901	—	359,901
Non-financial institution securities	—	242,904	—	242,904
U.S. government and agency securities	996	34,999	—	35,995
Foreign government and agency securities	—	179,957	—	179,957
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	81,939	—	81,939
U.S. government and agency securities	3,639	19,008	—	22,647
Mortgage-backed securities	—	844,397	—	844,397
Asset-backed securities	—	91,389	—	91,389
Commercial mortgage-backed securities	—	152,870	—	152,870
Long-term investments:
Debt mutual funds	—	89,670	—	89,670
Marketable equity securities	8,226	—	—	8,226
Total assets measured at fair value	$1,304,752	$2,172,034	$—	$3,476,786
Liabilities
Derivative financial instruments, net	$—	$26,091	$—	$26,091
Total liabilities measured at fair value	$—	$26,091	$—	$26,091
Net assets measured at fair value	$1,304,752	$2,145,943	$—	$3,450,695

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 2.125% notes due March 15, 2019 (2019 Notes), $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2019 Notes, 2021 Notes and 2024 Notes as of December 29, 2018 were approximately $498.7 million, $498.0 million and $716.0 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 29, 2018, the Company had non-marketable equity securities in private companies of $61.0 million, which were classified as Level 3 assets. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at fair value only if the Company recognizes an impairment. The Company’s investments in non-marketable securities of private companies are also recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented.

Note 5.	Financial Instruments

The following is a summary of cash equivalents, available-for-sale securities and equity-type securities as of the end of the periods presented:

	December 29, 2018				March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$408,025	$—	$—	$408,025	$1,291,891	$—	$—	$1,291,891
Financial institution
securities	624,368	—	—	624,368	434,901	—	—	434,901
Non-financial institution
securities	624,516	—	(1,431)	623,085	326,219	—	(1,376)	324,843
U.S. government and
agency securities	410,858	17	(257)	410,618	58,913	1	(272)	58,642
Foreign government and
agency securities	400,952	3	—	400,955	179,957	—	—	179,957
Mortgage-backed securities	723,874	457	(19,047)	705,284	866,048	660	(22,311)	844,397
Asset-backed securities	83,943	5	(943)	83,005	92,751	16	(1,378)	91,389
Debt mutual funds	101,350	—	(17,547)	83,803	101,350	—	(11,680)	89,670
Commercial mortgage-
backed securities	127,517	—	(2,697)	124,820	156,296	1	(3,427)	152,870
Marketable equity securities	6,713	—	(2,647)	4,066	7,500	726	—	8,226
	$3,512,116	$482	$(44,569)	$3,468,029	$3,515,826	$1,404	$(40,444)	$3,476,786

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of December 29, 2018 and March 31, 2018.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 29, 2018 and March 31, 2018:

	December 29, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$8,973	$(186)	$51,299	$(1,245)	$60,272	$(1,431)
U.S. government and
agency securities	—	—	15,588	(257)	15,588	(257)
Mortgage-backed securities	70,541	(962)	612,871	(18,085)	683,412	(19,047)
Asset-backed securities	3,051	(5)	78,664	(938)	81,715	(943)
Commercial mortgage-
backed securities	5,551	(74)	119,268	(2,623)	124,819	(2,697)
	$88,116	$(1,227)	$877,690	$(23,148)	$965,806	$(24,375)

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,780	$(1,146)	$8,344	$(230)	$78,124	$(1,376)
U.S. government and
agency securities	13,471	(176)	9,176	(96)	22,647	(272)
Mortgage-backed securities	510,988	(11,048)	299,663	(11,263)	810,651	(22,311)
Asset-backed securities	57,128	(876)	32,696	(502)	89,824	(1,378)
Debt mutual funds	—	—	89,670	(11,680)	89,670	(11,680)
Commercial mortgage-
backed securities	95,435	(1,760)	56,051	(1,667)	151,486	(3,427)
	$746,802	$(15,006)	$495,600	$(25,438)	$1,242,402	$(40,444)

As of December 29, 2018, the gross unrealized losses that had been outstanding for less than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment. The gross unrealized losses that had been outstanding for more than twelve months were primarily related to mortgage-backed securities, which was primarily due to the general rising of the interest-rate environment.

Starting April 1, 2018, the Company records the change in the fair value of its investment in debt mutual funds and marketable equity securities as part of its interest and other income, net. This change in fair value was a net decrease of $3.0 million and $9.2 million for the three and nine months ended December 29, 2018, respectively, and resulted in an expense within interest and other income (expense), net for the period in the condensed consolidated statements of income.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of December 29, 2018 and March 31, 2018 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of December 29, 2018 and March 31, 2018. The Company neither intends to sell the marketable debt securities nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 29, 2018
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,024,661	$2,024,330
Due after one year through five years	147,426	144,688
Due after five years through ten years	136,684	133,375
Due after ten years	687,257	669,742
	$2,996,028	$2,972,135

As of December 29, 2018, $947.4 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market, debt mutual funds and marketable equity securities because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Proceeds from sale of available-for-sale securities	$12,692	$124,857	$13,594	$394,276
Gross realized gains on sale of available-for-sale securities	$173	$153	$269	$1,504
Gross realized losses on sale of available-for-sale securities	(114)	(2,267)	(162)	(2,862)
Net realized gains (losses) on sale of available-for-sale securities	$59	$(2,114)	$107	$(1,358)
Amortization of premiums on available-for-sale securities	$1,403	$4,225	$6,539	$14,437

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the nine months ended December 29, 2018, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $5.9 million, which was recorded as a derivative liability for the interest rate swap contacts and as a reduction from the carrying amount of the 2024 Notes. There was no ineffectiveness during all periods presented.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Stock-based compensation included in:
Cost of revenues	$2,366	$2,188	$6,650	$6,486
Research and development	22,352	20,217	63,329	57,779
Selling, general and administrative	13,923	14,396	39,215	40,944
	$38,641	$36,801	$109,194	$105,209

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first nine months of fiscal 2019 and the entire fiscal 2018. The Company's stock-based compensation expenses related to options during the first nine months of fiscal 2019 and the number of options outstanding as of December 29, 2018 were not material. On August 1, 2018, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 3.0 million shares. As of December 29, 2018, 11.5 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39
Granted	3,271	$64.21
Vested	(2,433)	$48.90
Cancelled	(398)	$53.79
December 29, 2018	7,429	$57.69

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2019 was $75.72 ($67.40 for the third quarter of fiscal 2018), and for the first nine months of fiscal 2019 was $64.21 ($60.36 for the first nine months of fiscal 2018), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Risk-free interest rate	3.0%	1.9%	2.7%	1.8%
Dividend yield	1.8%	2.0%	2.1%	2.2%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first nine months of fiscal 2019 and 2018, the Company withheld $42.0 million and $44.4 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the third quarter and the first nine months of fiscal 2019, the Company realized excess tax benefits of $1.5 million and $10.2 million, respectively, primarily from RSU vesting. During the third quarter of fiscal 2018, the Company realized an immaterial amount of excess tax benefits. During the first nine months of fiscal 2018, the Company realized excess tax benefits of $17.5 million. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2019. On August 1, 2018, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 3.0 million shares. As of December 29, 2018, 12.0 million shares were available for future issuance under the ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 29, 2018	December 30, 2017 [1]	December 29, 2018	December 30, 2017 [1]
Net income available to common stockholders	$239,360	$(12,485)	$645,109	$318,510
Weighted average common shares outstanding-basic	253,060	254,089	252,634	248,671
Dilutive effect of employee equity incentive plans	3,314	—	2,593	2,843
Dilutive effect of 2017 Convertible Notes	—	—	—	1,990
Dilutive effect of warrants	—	—	—	5,491
Weighted average common shares outstanding-diluted	256,374	254,089	255,227	258,995
Basic net income per common share	$0.95	$(0.05)	$2.55	$1.28
Diluted net income per common share	$0.93	$(0.05)	$2.53	$1.23
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

Outstanding stock options and RSUs under the Company's stock award plans to purchase approximately 0 and 2,700 shares for the third quarter and first nine months of fiscal 2019, respectively, were excluded from the diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 29, 2018	March 31, 2018
Raw materials	$30,777	$14,674
Work-in-process	197,791	167,039
Finished goods	54,761	54,364
	$283,329	$236,077

Note 10.	Debt and Credit Facility

2019 Notes and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 Notes and 2021 Notes. As of December 29, 2018, the remaining term of the 2019 Notes and 2021 Notes are 0.2 years and 2.2 years respectively.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes as of December 29, 2018 and March 31, 2018:

(In thousands)	December 29, 2018	March 31, 2018
Principal amount of the 2019 Notes	$500,000	$500,000
Unamortized discount of the 2019 Notes	(92)	(501)
Unamortized debt issuance costs associated with 2019 Notes	(57)	(313)
Carrying value of the 2019 Notes	499,851	499,186
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,196)	(1,593)
Unamortized debt issuance costs associated with 2021 Notes	(529)	(711)
Carrying value of the 2021 Notes	498,275	497,696
Total carrying value	$998,126	$996,882

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Contractual coupon interest	$6,406	$6,406	$19,219	$19,219
Amortization of debt issuance costs	146	146	439	439
Amortization of debt discount, net	272	265	806	785
Total interest expense related to the 2019 Notes and 2021 Notes	$6,824	$6,817	$20,464	$20,443

2024 Notes

On May 30, 2017, the Company issued the $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of December 29, 2018, the remaining term of the 2024 Notes is approximately 5.5 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $939 thousand and $2.4 million for the three and nine months ended December 29, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. Net interest income of $1.3 million and $3.4 million was earned on the contracts for the three and nine months ended December 30, 2017, respectively. As of December 29, 2018, the fair value of the interest rate swap contracts was $23.1 million, which was recorded in other long-term liabilities.

The following table summarizes the carrying value of the 2024 Notes as of December 29, 2018 and March 31, 2018:

(In thousands)	December 29, 2018	March 31, 2018
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(671)	(755)
Unamortized debt issuance costs associated with 2024 Notes	(3,074)	(3,500)
Carrying Value of the 2024 Notes	$746,255	$745,745
Fair value hedge adjustment — interest rate swap contracts	(23,092)	(29,001)
Net carrying value of the 2024 Notes	$723,163	$716,744

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Contractual coupon interest (including interest rate swap, net)	$6,470	$4,238	$19,026	$9,604
Amortization of debt issuance costs	142	142	426	331
Amortization of debt discount, net	28	27	84	65
Total interest expense related to the 2024 Notes	$6,640	$4,407	$19,536	$10,000

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 29, 2018, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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

Through December 29, 2018, the Company had used $953.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $46.3 million available for future repurchases. The Company has not used any of the amount authorized under the 2018 Repurchase Program. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 29, 2018 and March 31, 2018.

During the first nine months of fiscal 2019, the Company repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $161.6 million and during the first nine months of fiscal 2018, the Company repurchased 4.7 million shares of common stock in the open market and through accelerated share repurchase agreements with an independent financial institution for a total of $310.8 million.

Note 12.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Interest income	$21,610	$17,738	$56,358	$44,984
Interest expense	(13,464)	(11,224)	(40,000)	(34,333)
Other expense, net	(9,476)	(1,045)	(14,127)	(1,513)
Total interest and other income (expense), net	$(1,330)	$5,469	$2,231	$9,138

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	December 29, 2018	March 31, 2018
Accumulated unrealized losses on available-for-sale securities, net of tax	$(18,382)	$(29,844)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(2,884)	1,674
Accumulated cumulative translation adjustment, net of tax	(10,527)	(6,339)
Total accumulated other comprehensive loss	$(31,793)	$(34,509)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded tax provisions of $17.2 million and $63.5 million for the third quarter and the first nine months of fiscal 2019, respectively, representing effective tax rates of 6.7% and 9.0%, respectively. The Company recorded tax provisions of $179.3 million and $213.2 million for the third quarter and the first nine months of fiscal 2018, respectively, representing effective tax rates of 107.5% and 40.1%, respectively. The prior year amounts have been restated to reflect the retrospective application of the current authoritative guidance for revenue recognition. Refer to "Note 2. Recent Accounting Changes and Accounting Pronouncements" for additional detail.

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

Staff Accounting Bulletin (SAB) 118 allowed companies to record provisional amounts and recognize the effect of the tax law changes during a measurement period. The measurement period ended in the third quarter of fiscal 2019. In the third quarter of fiscal 2019, the Company made an accounting policy election with respect to the TCJA provision designed to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. Rather than treating the impact of taxes due on GILTI inclusions as a current-period expense when incurred, the Company elected to recognize deferred taxes for temporary basis differences that are expected to reverse in future years. As a result, a measurement period adjustment was made to recognize deferred tax assets in the amount of $6.9 million. This resulted in a reduction of tax expense by the same amount. During the third quarter of fiscal 2019, the Company did not make any other adjustments to the provisional estimates recorded in prior periods. Although the measurement period has closed, further technical guidance related to the TCJA, including final regulations on a broad range of topics, is expected to be issued. In accordance with Accounting Standards Codification (ASC) 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the third quarter and the first nine months of fiscal 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on GILTI. The difference between the blended U.S. federal statutory tax rate of 31.5% and the Company's effective tax rate in the third quarter and the first nine months of fiscal 2018 was primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities.

The Company’s total gross unrecognized tax benefits for the third quarter and the first nine months of fiscal 2019, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by an immaterial amount to $126.7 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $16.6 million as of December 29, 2018. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

Fiscal	(In thousands)
2019 (remaining three months)	$2,343
2020	10,845
2021	7,968
2022	6,628
2023	5,352
Thereafter	35,117
Total	$68,253

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $10.0 million as of December 29, 2018. Rent expense, net of rental income, under all operating leases was $1.3 million and $3.1 million for the three and nine months ended December 29, 2018, respectively. Rent expense, net of rental income, under all operating leases was $900 thousand and $3.0 million for the three and nine months ended December 30, 2017, respectively. Rental income was not material for the third quarter and the first nine months of fiscal 2019 or 2018.

Other commitments as of December 29, 2018 totaled $213.3 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of December 29, 2018, the Company also had $10.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance, $13.1 million related to renovation of two of its properties and $34.1 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2019 and the end of fiscal 2018, the accrual balances of the product warranty liability were immaterial.

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

Patent Litigation

On February 1, 2017, a patent infringement lawsuit was filed by Godo Kaisha IP Bridge 1 (IP Bridge) against the Company in the U.S. District Court for the Eastern District of Texas (Godo Kaisha IP Bridge 1 v. Xilinx, Inc., Case. No. 2:17-cv-00100).  The lawsuit pertains to two patents and IP Bridge seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction or an on-going royalty.  On September 14, 2017, the court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California.  On December 21, 2018, the parties reached an agreement to settle the lawsuit, pursuant to which the parties entered into a patent license agreement dated as of the same date. The patent license agreement does not have a material impact on the Company's financial position or results of operations.

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

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, the appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.

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

As of December 29, 2018 and March 31, 2018, the gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	December 29, 2018	March 31, 2018	Amortization Life
Goodwill	$340,719	$162,421
Core technology, gross	107,193	82,480
Less accumulated amortization	(81,099)	(78,562)
Core technology, net	26,094	3,918	5.0 years
Other intangibles, gross	51,016	46,966	3.0 years
Less accumulated amortization	(47,288)	(46,761)
In-process research and development (not subject to amortization)	52,710	—	N/A
Other intangibles, net	56,438	205
Total acquisition-related intangibles, gross	210,919	129,446
Less accumulated amortization	(128,387)	(125,323)
Total acquisition-related intangibles, net	$82,532	$4,123

Amortization expense for acquisition-related intangibles for the three and nine months ended December 29, 2018 was $1.9 million and $3.1 million, respectively. Amortization expense for acquisition-related intangibles for the three and nine months ended December 30, 2017 was $353 thousand and $1.6 million, respectively.

During the second quarter of fiscal 2019, the Company recorded $178.3 million of goodwill and $81.5 million of intangibles attributable to the acquisition of Deephi Technology Co., Ltd (Deephi Tech). See "Note 19. Business Combination" to our condensed consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of December 29, 2018, assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2019 (remaining three months)	$1,866
2020	7,464
2021	7,442
2022	6,089
Thereafter	6,961
Total	$29,822

In-process research and development are not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

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
Total purchase consideration to acquire Deephi Tech was $251.9 million, including $11.5 million of fair value from the Company's preexisting investment in Deephi Tech, $200 thousand of unsettled payments to Deephi Tech equity holders and $6.3 million of cash acquired. The Company incurred $3.4 million of acquisition related costs, which was recorded in the operating expenses of condensed consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Deephi Tech and recorded $6.5 million gain in its condensed consolidated statements of income as part of interest and other income, net.
Subsequent to the acquisition, the financial results for Deephi Tech are included in the Company's condensed consolidated financial statements. Prior to the acquisition, the financial results for Deephi Tech were not significant for pro forma financial information.
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

Amount
(In thousands)
Cash and cash equivalents	$6,263
Tangible assets	2,076
Identifiable intangible assets	81,530
Goodwill	178,297
Deferred tax liabilities	(13,702)
Other liabilities	(2,554)
Total	$251,910
The goodwill of $178.3 million arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of the Company and Deephi Tech. The goodwill recognized is expected to be deductible for tax purposes.
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

Note 20. Subsequent Events

On January 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.36 per common share for the fourth quarter of fiscal 2019. The dividend is payable on February 21, 2019 to stockholders of record on February 6, 2019.

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

Due to the acquisition of Deephi Tech, we included business combinations in our critical accounting policies. We use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed in the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets required and liabilities acquired, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability.

We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: third quarter and first nine months of fiscal 2019 compared to the third quarter and first nine months of fiscal 2018

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.0	29.7	30.8	30.3
Gross margin	69.0	70.3	69.2	69.7
Operating expenses:
Research and development	23.7	27.8	24.4	26.1
Selling, general and administrative	12.9	15.4	13.0	14.9
Amortization of acquisition-related intangibles	0.2	0.1	0.1	0.1
Total operating expenses	36.8	43.3	37.5	41.1
Operating income	32.2	27.0	31.7	28.6
Interest and other income (expense), net	(0.1)	0.9	0.1	0.5
Income before income taxes	32.1	27.9	31.8	29.1
Provision for income taxes	2.2	30.0	2.9	11.7
Net income (loss)	29.9%	(2.1)%	28.9%	17.4%

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

No end customer accounted for more than 10% of our net revenues for the third quarter and first nine months of fiscal 2019.

Net Revenues by Product

Net revenues by product categories for the third quarter and first nine months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	% Change	December 30, 2017	December 29, 2018	% Change	December 30, 2017
Advanced Products	$524.2	51	$346.3	$1,387.8	39	$999.6
Core Products	275.9	9	252.3	842.9	2	829.2
Total net revenues	$800.1	34	$598.6	$2,230.7	22	$1,828.8

Net revenues from Advanced Products increased in the third quarter and the first nine months of fiscal 2019 compared to the comparable prior year periods. The increases were a result of sales growth from all product families, with the most significant growth coming from our 16nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter volume production with both our 16nm and our new Alveo branded board products.

Net revenues from Core Products also increased in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were largely due to higher sales from our Spartan 6 and Virtex 2 product families, which more than offset the sales decreases from Virtex 6 and Spartan 3 product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2018 we classify our end markets into businesses with similar market drivers: Data Center and Test, Measurement and Emulation (TME); Automotive, Broadcast and Consumer; Communications; and Industrial, Aerospace & Defense. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets, and not identifiable to an end market, as Channel revenue. The Channel revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the given period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the third quarter and the first nine months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 29, 2018	% Change in Dollars	December 30, 2017	December 29, 2018	% Change in Dollars	December 30, 2017
Data Center and TME	21%	14	25%	20%	18	21%
Automotive, Broadcast and Consumer	15	20	17	16	16	17
Communications	35	41	33	34	21	34
Industrial, Aerospace & Defense	27	17	31	28	14	30
Channel	2	nm*	(6)	2	nm*	(2)
Total net revenues	100%	34	100%	100%	22	100%
*not meaningful

Net revenues from Data Center and TME increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from Data Center, which more than offset the decreases in sales from TME.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were due to higher sales from all sub-segments, with particular strength coming from Automotive and Audio, Video and Broadcast.

Net revenues from Communications increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from all sub-segments, with particular strength coming from Wireless business driven by both the continued deployment of 4G Long Term Evolution (LTE) networks and the ramping up global deployment of 5G wireless networks.

Net revenues from Industrial, Aerospace & Defense increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2019 from the comparable prior year period. The increases were driven by higher sales from each of the sub-segments, with particular strength coming from Aerospace & Defense in the third quarter of fiscal 2019 and from Industrial, Scientific and Medical in the first nine months of fiscal 2019.

Channel revenue was a positive amount in the third quarter and the first nine months of fiscal 2019, because shipments to distributors exceeded what the distributors subsequently shipped to their customers during such periods. In the second half of fiscal 2018, we partnered with our distributors to reduce overall distributor inventory and improve the stability of inventory balances. Beginning in fiscal 2019, our distributors restocked their inventory to support mutual growth and customer service objectives. We expect channel revenue to be a small portion of overall revenue over time as stocking levels have increased and are approximating previous levels.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	% Change	December 30, 2017	December 29, 2018	% Change	December 30, 2017
North America	$227.2	24	$183.0	$628.6	14	$553.5
Asia Pacific	366.8	47	249.8	997.5	31	759.0
Europe	145.9	24	118.0	431.3	19	361.5
Japan	60.2	26	47.8	173.3	12	154.8
Total net revenues	$800.1	34	$598.6	$2,230.7	22	$1,828.8

Net revenues in North America increased in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from Wireline and Data Center, which more than offset the decline in revenue from TME and Aerospace and Defense in both periods.

Net revenues in Asia Pacific increased in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were due to a broad-based increase in sales from most of our end markets, in particular the Wireless business driven by the continued deployment of 4G LTE networks and the ramping up deployment of 5G wireless networks, and to a lesser extent from Data Center.

Net revenues in Europe increased in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. The increases were primarily due to higher sales from TME and Automotive.

Net revenues in Japan increased in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods. Revenue from TME, Consumer and Data Center increased for both periods, but the increases were partially offset by lower sales from Wireless.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Gross margin	$552.2	31%	$420.6	$1,544.3	21%	$1,274.4
Percentage of net revenues	69.0%		70.3%	69.2%		69.7%

Gross margin was lower by 1.3 and 0.5 percentage points in the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods, respectively. The decreases were driven primarily by changes in the end-market mix, as revenue from Wireless, which has a relatively lower margin, increased more significantly as compared to the increases in the other end-markets.

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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Research and development	$189.3	14%	$166.2	$543.5	14%	$477.3
Percentage of net revenues	24%		28%	24%		26%

R&D spending increased by $23.1 million and $66.2 million for the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods, respectively. The increases were primarily attributable to higher overall headcount to support our continuing product development, and higher employee compensation related to variable spending, such as incentive compensation expenses associated with higher revenue and operating margin.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We expect R&D expenses will increase over time as we continue to grow headcount and will have increased mask and wafer expenses from our next generation products. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Selling, general and administrative	$103.0	11%	$92.8	$291.3	7%	$273.0
Percentage of net revenues	13%		15%	13%		15%

SG&A expenses increased by $10.2 million and $18.3 million for the third quarter and the first nine months of fiscal 2019 from the comparable prior year periods, respectively, as we incurred higher variable spending associated with higher revenue and operating margin such as sales commission and incentive compensation expense, as well as higher costs related to merger and acquisition activities.

Amortization of Acquisition-Related Intangibles

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Amortization of acquisition-related intangibles	$1.9	429%	$0.4	$3.1	95%	$1.6
Percentage of net revenues	—%		—%	—%		—%

Amortization expense for the third quarter and the first nine months of fiscal 2019 increased from the comparable prior year periods. The increase was primarily due to additional amortization expense from intangible assets acquired through the Deephi Tech acquisition in the second quarter of fiscal 2019.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Stock-based compensation included in:
Cost of revenues	$2.3	8%	$2.2	$6.7	3%	$6.5
Research and development	22.4	11	20.2	63.3	10	57.8
Selling, general and administrative	13.9	(3)	14.4	39.2	(4)	40.9
	$38.6	5	$36.8	$109.2	4	$105.2

The 5% and 4% increase in stock-based compensation expense for the third quarter and the first nine months of fiscal 2019, respectively, as compared to the prior year periods, were primarily related to higher expenses associated with the recent RSU grants that had higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Interest and other income (expense), net	$(1.3)	(124)%	$5.5	$2.2	(76)%	$9.1
Percentage of net revenues	—%		1%	—%		—%

Our interest and other income (expense), net, was a net expense of $1.3 million for the third quarter of fiscal 2019 as compared to a net income in the comparable prior year period, a decrease of $6.8 million. For the first nine months of fiscal 2019, our net interest and other income decreased by $6.9 million as compared to the same prior year period. These decreases were primarily due to the losses from investments recorded during the third quarter of fiscal 2019.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 29, 2018	Change	December 30, 2017	December 29, 2018	Change	December 30, 2017
Provision for income taxes	$17.2	(90)%	$179.3	$63.5	(70)%	$213.2
Percentage of net revenues	2%		30%	3%		12%
Effective tax rate	7%		107%	9%		40%

The decrease in the effective tax rates in the third quarter and first nine months of fiscal 2019 from the comparable prior year periods was primarily due to the initial recording of the provisional estimate for the TCJA's one-time transition tax net of the reversal of deferred tax liabilities on unremitted foreign earnings in fiscal 2018, a remeasurement of certain deferred tax assets and liabilities as a result of the reduction in the corporate income tax rate to 21% in fiscal 2018, and a reduction in the U.S. federal statutory tax rate from 31.5% in fiscal 2018 to 21% in fiscal 2019. The decrease in the effective tax rates was partially offset by an increase in the provision for income taxes primarily due to the new tax on GILTI in fiscal 2019.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the third quarter and the first nine months of fiscal 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on GILTI. The difference between the blended U.S. federal statutory tax rate of 31.5% and our effective tax rate in the third quarter and the first nine months of fiscal 2018 was primarily due to the one-time transition tax net of the reversal of deferred tax liabilities on unremitted foreign earnings.

On December 22, 2017, the TCJA was enacted into law. The TCJA provides numerous significant tax law changes including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us in our third quarter of fiscal 2018, while other provisions began to impact us in fiscal 2019. The change with the most significant impact to us in fiscal 2019 is the new tax on GILTI.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The FASB allows taxpayers to make an accounting policy election of either (1) treating taxes due on GILTI inclusions as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. During the period ended December 29, 2018, the last period covered by SAB 118, we recognized a measurement period adjustment that resulted in a reduction of tax expense of $6.9 million. The adjustment results from our election to recognize deferred taxes for temporary basis differences on GILTI. See "Note 14. Income Taxes" to our consolidated financial statements included in Item 1. "Financial Statements."

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

The combination of cash, cash equivalents and short-term and long-term investments as of December 29, 2018 and March 31, 2018 totaled $3.55 billion and $3.55 billion, respectively. As of December 29, 2018, we had cash, cash equivalents and short-term investments of $3.47 billion and working capital of $3.22 billion. As of March 31, 2018, cash, cash equivalents and short-term investments were $3.45 billion and working capital was $3.24 billion.

As of December 29, 2018, we had $1.82 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. As a result of the TCJA, substantially all of the $1.82 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S. federal income taxes.

Operating Activities —During the first nine months of fiscal 2019, our operations generated net positive cash flow of $803.2 million, which was $225.5 million higher than the $577.7 million generated during the first nine months of fiscal 2018. The positive cash flow from operations generated during the first nine months of fiscal 2019 was primarily from net income as adjusted for non-cash related items, increases in accrued liabilities and accounts payable and decreases in accounts receivable and prepaid expenses and other current assets. These items were partially offset by increases in inventories and other assets as well as decrease in income tax payable. Accounts receivable decreased by $22.9 million and days sales outstanding decreased to 44 days at December 29, 2018 from 56 days at March 31, 2018. We had no collectibility issues and our accounts receivable remained current as of December 29, 2018. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. Our inventory levels as of December 29, 2018 were $47.2 million higher at $283.3 million compared to $236.1 million at March 31, 2018 to support our revenue growth, while the combined inventory days at Xilinx and distribution decreased slightly to 118 days at December 29, 2018 from 119 days at March 31, 2018.

Investing Activities —Net cash used in investing activities was $591.5 million during the first nine months of fiscal 2019, as compared to $318.9 million in the first nine months of fiscal 2018. Net cash used in investing activities during the first nine months of fiscal 2019 consisted primarily of $233.9 million for Deephi acquisition, $60.8 million for purchases of property, plant and equipment and other intangibles, $259.2 million of net purchases of available-for-sale securities and $37.6 million of other investing activities.

Financing Activities —Net cash used in financing activities was $461.5 million in the first nine months of fiscal 2019, as compared to $314.1 million in the first nine months of fiscal 2018. Net cash used in financing activities during the first nine months of fiscal 2019 consisted primarily of $272.9 million dividend payments to stockholders, $161.6 million of cash payment to repurchase shares of common stock and $42.0 million of payment for RSU withholdings. These items were partially offset by $18.4 million proceeds from issuance of common stock.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through April 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of December 29, 2018 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 29, 2018, we had $213.3 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 29, 2018, we also had $10.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software, $13.1 million related to renovation of two of its properties and $34.1 million of commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

As of December 29, 2018, we had $489.4 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $489.4 million, $468.3 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which is payable in eight annual installments. The first installment was paid in the second quarter of fiscal 2019. The second installment is classified as a current income tax payable. The installment amounts are equal to 8% of the total liability, payable in fiscal 2019 through 2023, 15% in fiscal 2024, 20% in fiscal 2025, and 25% in fiscal 2026. See “Note 14. Income Taxes” to our condensed consolidated financial statements, included in “Part I. Financial Information,” for additional information about the one-time transition tax. The remaining $21.1 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 29, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We repurchased 2.4 million shares of our common stock for $161.6 million during the first nine months of fiscal 2019. During the first nine months of fiscal 2018, we repurchased 4.7 million shares of common stock for a total of $310.8 million. During the first nine months of fiscal 2019, we paid $272.9 million in cash dividends to stockholders, representing $0.36 per common share per quarter. During the first nine months of fiscal 2018, we paid $263.8 million in cash dividends to stockholders, representing $0.35 per common share per quarter. On January 22, 2019 our Board of Directors declared a cash dividend of $0.36 per common share for the fourth quarter of fiscal 2019. The dividend is payable on February 21, 2019 to stockholders of record on February 6, 2019. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, the risk factors discussed in Item 1A "Risk Factors" included in Part II, "Other Information" and below could affect our cash positions adversely.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $3.06 billion as of December 29, 2018, and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, debt mutual funds and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 29, 2018 would have affected the fair value of our investment portfolio by less than $33.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 29, 2018 and March 31, 2018, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	December 29, 2018	March 31, 2018
Singapore Dollar	$26.2	$24.9
Euro	39.1	39.0
Indian Rupee	72.4	62.5
British Pound	10.1	8.1
Japanese Yen	3.8	3.8
Chinese Yuan	32.7	8.3
	$184.3	$146.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2020. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued monthly with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 29, 2018 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $14.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 29, 2018 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the challenging market conditions we may face, we have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers' products and those products achieving market acceptance. Due to the complexity of our customers' designs, the design to volume production process for our customers requires a substantial amount of time, frequently longer than a year. In addition, other factors may affect our end customers' demand for our products, including, but not limited to, end customer program delays and the ability of end customers to secure other complementary products. We also are dependent upon "turns," orders received and turned for shipment in the same quarter. Occasionally, market factors may cause demand for our products to increase faster than expected. These factors make it difficult for us to forecast future sales and project quarterly revenues. The difficulty in forecasting future sales impairs our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet customer product demands in a timely manner. In addition, difficulty in forecasting revenues compromises our ability to provide forward-looking revenue and earnings guidance.

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

Avnet's revenue accounted for 42% of our worldwide net revenues in the third quarter of fiscal 2019 and as of December 29, 2018, Avnet accounted for 40% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our remaining distributors could have a material impact on our business. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

If weak economic conditions happen (including as result of a prolonged U.S. government shutdown), there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products. All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. As an example of such uncertainties, in recent years ZTE Corporation (ZTE) has been subject to a number of government restrictions affecting our ability to do business with ZTE; the terms and duration of any such restriction have not been known to us in advance and have been subject to ongoing modifications. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit", has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business. In addition, concerns regarding trade relations between the U.S. and China and the recent mutual imposition of significant tariffs on importation of certain product categories could result in general economic downturn or otherwise have a material adverse effect on our business.

Because of our international business and operations, we are vulnerable to the economic conditions of the countries in which we operate and currency fluctuations could have a material adverse effect on our business and negatively impact our financial condition and results of operations.

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive more than half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan where economic weaknesses have adversely affected our revenues in the past. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar had no material impact on our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. For example, the United Kingdom's 2016 referendum vote to approve "Brexit" has resulted in economic uncertainty and currency volatility in the European Union. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, changes to U.S. domestic and foreign policy and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or the European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

We are exposed to fluctuations in interest rates and changes in credit risk which could have a material adverse impact on our financial condition and results of operations as it relates to the market value of our investment portfolio and interest rate swap contracts.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit risk and financial market conditions. Global credit market disruptions and economic slowdown and uncertainty have in the past negatively impacted the values of various types of investment and non-investment grade securities. The global credit and capital markets may again experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities was judged to be other than temporary. Furthermore, we may suffer losses in principal on our investments including our interest rate swap contracts if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

As of December 29, 2018, we had 2.00 billion authorized common shares, of which 253.1 million shares were outstanding. In addition, 30.9 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of December 29, 2018 was $1.75 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 2.125% Notes due 2019 (2019 Notes), $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2016, the Board authorized the 2016 Repurchase Program to repurchase of up to $1.00 billion of shares of our common stock and debentures. The 2016 Repurchase Program has no stated expiration date. Through December 29, 2018, we have used $953.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $46.3 million available for future purchases. On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million.

The following table summarizes our repurchase of shares of our common stock during the third quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2016 and 2018 Programs
(In thousands, except per share amounts)
Period
September 30, 2018 to November 3, 2018	14	$73.22	14	$546,328
November 4, 2018 to December 1, 2018	—	$—	—	$546,328
December 2, 2018 to December 29, 2018	—	$—	—	$546,328
Total for the Quarter	14		14

Item 6.	Exhibits

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.2	Bylaws of the Company, as amended effective as of December 5, 2018	8-K	000-18548	3.2	12/07/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 25, 2019	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)