Form 10-K
period 2019-03-30
XILINX INC
filed 2019-05-10
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 30, 2019

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________.
Commission File Number 000-18548
Xilinx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0188631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Logic Drive, San Jose, CA	95124
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (408) 559-7778
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	XLNX	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on September 29, 2018 as reported on the Nasdaq Global Select Market was approximately $16,875,863,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 26, 2019, the registrant had approximately 253,920,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 8, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 30, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report, which may include discussions concerning our development efforts, strategy, new product introductions, backlog and litigation. Forward-looking statements involve numerous known and unknown risks and uncertainties and are based on current expectations that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "would," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

PART I

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Registrant, the Company or we) designs and develops programmable devices and associated technologies, including:

•	integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs) and three-dimensional ICs (3D ICs);

•	Adaptive Compute Acceleration Platform (ACAP): a highly integrated multi-core heterogeneous compute platform;

•	software design tools to program the PLDs;

•	software development environments and embedded platforms;

•	targeted reference designs;

•	printed circuit boards; and

•	intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Xilinx develops highly flexible and adaptive processing platforms that enable rapid innovation across a variety of technologies - from the endpoint to the edge to the cloud. Xilinx is the inventor of field programmable gate arrays (FPGA), hardware programmable SoCs and the Adaptive Compute Acceleration Platform (ACAP), designed to deliver the most dynamic processor technology in the industry and enable the adaptable, intelligent and connected world of the future. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in sub-segments such as data center, wireless, wireline, aerospace and defense, test and measurement, industrial, scientific and medical, automotive, audio, video and broadcast and consumer.

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

Industry Overview

Several silicon architectures including microprocessors, graphics processing units (GPUs), application specific standard products (ASSPs), and custom application specific integrated circuits (ASICs) are used for compute in most digital electronic systems today. Central processing units (CPUs) historically have been the most common platform used by software developers but has limitations when used for modern compute tasks ranging from real-time control to machine learning. Fixed function acceleration and heterogeneous systems ranging from GPUs, ASSPs, and custom ASICs meet some of these compute demands but with a limited range of flexibility.

Xilinx develops adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies-from the endpoint to the edge to the cloud. Xilinx is the inventor of the FPGA, hardware programmable SoCs and the ACAP, all designed to deliver the most dynamic processor technology for adaptable systems. In particularly, the ACAP draws on the strengths of CPUs, FPGAs, and fixed function accelerators to accelerate any workload with ease-of-use for software and hardware developers alike.

Other advantages of Xilinx adaptable platforms include:

•
Faster time-to-market and increased design flexibility.  Both of these advantages are enabled by Xilinx development tools which allows users to implement and revise their designs quickly. In contrast, ASICs and ASSPs require significant development time and offer limited, if any, flexibility to make design changes.

•
Xilinx adaptable platforms are standard components. This means that the same device can be sold to many different users for a myriad of applications. In sharp contrast, ASICs and ASSPs are customized for an individual user or a specific application.

Hardware adaptable platforms are generally disadvantaged in terms of relative device size when compared to devices that are designed to perform a fixed function in a single or small set of applications. ASICs and ASSPs tend to be smaller than FPGAs, hardware programmable SoCs, and ACAPs performing the same fixed function, resulting in a lower unit cost.

However, there is a high fixed cost associated with ASIC and ASSP development that is not applicable to customers of hardware programmable ICs. This fixed cost of ASIC and ASSP development significantly increases for every next generation technology node.  From a total cost of development perspective, ASICs and ASSPs have generally been more cost effective when used in high-volume production, and hardware programmable platforms have generally been more cost effective when used in low- to mid-volume production.  However, we expect hardware adaptable platforms to be able to address higher volume applications and gain market share from ASIC and ASSP suppliers as the fixed cost of ASIC and ASSP development increases on next generation technology nodes.

An overview of PLD and market applications for our products is shown in the following table:

End Markets	Sub-Segments	Applications

Data Center & Test, Measurement	Data Center	• Compute, Storage and Network Acceleration
& Emulation (TME)		• High-Performance Computing

	Test and Measurement	• Semiconductor Test and Measurement Equipment
• Semiconductor Emulation and Prototyping

Communications	Wireless	• 3G/4G/5G Base Stations/Antennas
• Wireless Backhaul

	Wireline	• Enterprise Routers and Switches
• Metro Optical Networks

Industrial, Aerospace & Defense	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Machine Vision

	Aerospace and Defense	• Secure Communications
• Avionics

Automotive, Broadcast &	Automotive	• Driver Assistance Systems
Consumer		• Driver Information Systems
• Infotainment Systems

	Audio, Video and Broadcast	• Post Production Equipment
• "Prosumer" Video Equipment

	Consumer	• Digital Projectors
• Multifunction printers

Strategy and Competition

Our strategy for growth is to displace ASICs, ASSPs and traditional PLDs in the next generation electronic systems. Additionally, we focus on enabling “building the adaptable intelligent world" with an emphasis on the three major elements described below.

•
Data center first: Xilinx is ramping up its efforts with key data center customers, ecosystem partners and software application developers, to further enable innovation and deployments in compute acceleration, computational storage and network acceleration.

•
Accelerated growth in core markets: core markets consist of automotive; wireless infrastructure; wired communications; audio, video and broadcast; aerospace and defense; industrial, scientific and medical; test, measurement and emulation; and consumer technologies where the Company has leadership technology and substantial market traction. These core markets and customers are central to Xilinx, and Xilinx continues to drive and enable innovation to these areas.

•
Drive adaptive computing with the introduction of ACAP: in March 2018, we announced the ACAP, which we believe is a breakthrough product category. ACAP is a highly integrated multi-core heterogeneous compute platform that can be programmed at the hardware level to adapt to the needs of a wide range of applications and workloads. An ACAP's adaptability, which can be done dynamically in milliseconds during operation, delivers levels of performance and performance per-watt that is unmatched by CPUs or GPUs.

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

With every new generation of our products, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products.

Our products now compete in the several areas of the semiconductor industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi, acquired by Microchip), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density CPLDs;

•	high-performance digital signal processing (DSP) devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers;

•	discrete general-purpose GPUs targeting data center and automotive applications;

•	other new or emerging programmable logic products; and

•	large enterprises, like hyperscalers, that have the resources to develop proprietary semiconductors.

We believe that important competitive factors in the logic IC industry include:

•	product pricing;

•	time-to-market;

•	product performance, reliability, quality, power consumption and density;

•	field upgradability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	availability and functionality of predefined IP;

•	completeness of applicable software solutions;

•	adherence to industry standard programming environments;

•	inventory and supply chain management;

•	access to leading-edge process technology and assembly capacity;

•	ability to provide timely customer service and support; and

•	access to advanced packaging technology.

Silicon Product Overview

A brief overview of the silicon product offerings is listed in the table below. These products comprise the majority of our revenues. Additionally, some of our more mature product families have been excluded from the table, although they continue to generate revenues. We operate and track our results in one operating segment for financial reporting purposes.

Product Families

Boards/PLDs	Date Introduced
Alveo	October 2018
Zynq UltraScale+ RFSoCs	February 2017
Spartan-7	September 2016
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Zynq-7000	March 2011
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Virtex-6	February 2009
Spartan-6	February 2009

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

Alveo Board Products

The Alveo portfolio of powerful accelerator cards is designed to dramatically increase performance in industry-standard servers across cloud and on-premise data centers. With Alveo, customers can expect breakthrough performance improvement at low latency when running a broad range of data center applications, including machine learning inference, video processing, genomics, and data analytics, among others.

UltraScale+ Product Families

The UltraScale+ portfolio consists of three product families and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nanometer (nm) FinFET+ process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, Multi- Processing System on a Chip (MPSoCs) products, combining new memory, 3D on 3D and multiprocessing SoC technologies, and the industry’s first All Programmable SoC architecture with integrated radio frequency (RF) data converters.

•
Zynq UltraScale+ RFSoCs integrate RF data converters into an All Programmable SoC architecture. Complete with an ARM Cortex-A53 processing subsystem, UltraScale+ programmable logic, and the highest signal processing bandwidth in a Zynq UltraScale+ device, the new family provides a comprehensive RF signal chain for wireless, cable access, test & measurement, early warning/radar, and other high-performance RF applications.

•
Virtex UltraScale+ devices, which include industry-leading capabilities such as 32G Transceivers, Peripheral Component Interconnect Express (PCIe) Gen 4 integrated cores, and UltraRam on-chip memory technology, provide the required performance and integration needed for next generation data center, 400G and terabit wireline, test and measurement, and aerospace and defense applications.

•
Kintex UltraScale+ devices provide a strong price/performance watt balance in a Fin Field Effect Transistor (FinFET) node, delivering a very cost-effective solution for high-end capabilities including transceiver and memory interface line rates, as well as 100G connectivity cores. These devices are ideal for both packet processing and DSP-intensive functions and are well suited for applications ranging from wireless technology to high-speed wired networking and data center.

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

UltraScale Product Families

These devices deliver an ASIC-class advantage, based on the UltraScale architecture and utilizing TSMC's 20nm gate density process. These devices deliver next generation routing, ASIC-like clocking, and enhancements to logic and fabric to eliminate interconnect bottlenecks while supporting consistent device utilization.

•
Kintex UltraScale FPGAs represent the Company's second-generation mid-range FPGA family. These devices offer high price-performance at the lowest power.  Kintex UltraScale devices are designed to meet the requirements for the growing number of key applications including next generation wireline and wireless communications and ultra-high definition displays and equipment.

•
Virtex UltraScale devices provide advanced levels of performance, system integration and bandwidth on a single chip. The largest family member delivers 4.4M logic cells, more than doubling Xilinx's industry's highest capacity device and delivering 50M equivalent ASIC gates. Virtex UltraScale devices are expected to be used in the industry's most challenging applications including: 400G communication applications, high-performance computing, surveillance and reconnaissance systems, and ASIC emulation and prototyping.

28nm Product Families

The 28nm product families are fabricated on a high-K metal gate, high-performance and low power 28nm process technology. These product families are based on a scalable and optimized architecture, which enables design, IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of input/output (I/O) support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 28nm product families include:

•
Virtex-7 FPGAs, including 3D ICs, are optimized for applications requiring the highest capacity, performance, DSP and serial connectivity with transceivers operating up to 28G. Target applications include 400G and 100G line cards, high-performance computing and test and measurement applications.

•
Kintex-7 FPGAs represent Xilinx's first mid-range FPGA family. These devices maximize price-performance and performance per watt. Target applications include wireless Long Term Evolution (LTE) infrastructure, video display technology and medical imaging.

•
Artix-7 FPGAs offer the lowest power and system cost at higher performance than alternative high-volume FPGAs. These devices are targeted to high-volume applications such as handheld portable ultrasound devices, multi-function printers and software defined radios.

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

Design Platforms and Services

Adaptable Platforms

We offer three types of platforms that support our customers' designs and reduce their development efforts: FPGAs, hardware programmable SoCs, and ACAPs. All devices feature adaptable hardware that enable our customers to implement domain-specific architectures on the same physical device. With both hardware-accelerated performance and flexibility beyond what CPUs, GPUs, ASSPs, and ASICs can offer, customers can introduce new innovations to the market quickly.

FPGAs feature reconfigurable hardware as well as integrated memory, digital signal processing, analog mixed signal, high-speed serial transceivers, and networking cores coupled with advanced software for a broad range of applications in all of Xilinx’s end markets.

Our hardware programmable SoCs feature multi-core processors with integrated programmable hardware fabric targeting autonomous embedded systems needing real-time control, analytics, sensor fusion, and adaptable hardware for differentiation and acceleration. Our Zynq UltraScale+ RFSoCs feature integrated high-performance RF data converters targeting wireless, radar, and cable access applications. Enabled by both hardware and software design tools and an extensive operating system, middleware, software stack, and IP ecosystem, Xilinx SoC platforms target software developers as well as traditional hardware designers.

ACAPs are the most recent addition to the silicon portfolio and represent a new device category. Versal (the industry’s first ACAP) combines Scalar Processing Engines, Adaptable Hardware Engines, and Intelligent Engines with leading-edge memory and interfacing technologies to deliver powerful heterogeneous acceleration for any application. ACAPs are ideally suited to accelerate a broad set of applications in the emerging era of big data and artificial intelligence. Versal ACAP's hardware and software can be programmed and optimized by software developers, data scientists, and hardware developers alike, enabled by a host of tools, software, libraries, IP, middleware, and frameworks that enable industry-standard design flows.

Design Tools

To accommodate the various design methodologies and design flows employed by the wide range of our customers' user profiles such as system designers, algorithm designers, software coders and logic designers, we provide the appropriate design environment tailored to each user profile for design creation, design implementation and design verification. In April 2012, Xilinx introduced the next-generation Vivado Design Suite designed to improve developer productivity resulting in faster design integration and implementation. The Vivado Design Suite hallmarks include an easy-to-use IP-centric design flow and significant improvement in run times. The standards-based Vivado tools include high-level synthesis to provide a more direct flow in retargeting DSPs and general-purpose processor designs into our FPGAs, IP Integrator to rapidly stitch together cores at higher levels of abstraction, and a new analytical place-and-route engine which significantly improves run times. The Vivado Design Suite supports Xilinx 7 series FPGAs and Zynq-7000, our programmable SoCs, as well as the Ultrascale and Ultrascale+ product generations.

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

Xilinx’s software development environments and embedded platforms offer a comprehensive set of familiar and powerful tools, libraries and methodologies. These environments significantly lower the customer’s development time while also allowing the customer to create custom hardware accelerators easily and on demand. In early 2015, Xilinx introduced the SDx development environment, which has significantly expanded the Xilinx user base to include the broad community of systems and software engineers in both existing and new markets. The SDAccel and SDSoC environments offer GPU-like and familiar embedded application development and runtime experiences for C, C++, and/or open computing language (OpenCL) development, while the SDNet environment enables networking engineers to create high performance programmable data plane designs.

Intellectual Property

Xilinx and various third parties offer hundreds of no charge and fee-bearing IP core licenses covering Ethernet, memory controllers, Interlaken and peripheral component interconnect express (PCIe) interfaces, as well as an abundance of domain-specific IP in the areas of embedded, DSP and connectivity, and market-specific IP cores. In addition, our products and technology leverage industry standards such as ARM AMBA AXI-4 interconnect technology, IP-XACT and Institute of Electrical and Electronics Engineers (IEEE) P1735 encryption to facilitate plug-and-play FPGA design and take advantage of the large ecosystem of ARM IP developers.

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

In May of 2016, Xilinx led the formation of the very broad Cache Coherent Interconnect Acceleration (CCIX) consortium with the singular goal of bringing a high-performance, open acceleration framework to the data center market. As of March 2019, this consortium had approximately 40 members, ranging from silicon providers to a rich ecosystem of partners including design, foundry, verification, software and system vendors.

Engineering Services

Xilinx engineering services provide customers with engineering resources to augment their design teams and to provide expert design-specific advice. Xilinx tailors its engineering services to the needs of its customers, ranging from hands-on training to full design creation and implementation.

Research and Development

Our research and development (R&D) activities are primarily directed towards the design of new ICs and the development of both new design automation tools for hardware and embedded software and optimized software tools that expand the reach of our platforms to software developers, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption.

As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex, Kintex, Zynq UltraScale+, Zynq UltraScale+ RFSoCs, Virtex & Kintex UltraScale and Alveo board families. We have enhanced our IP core offerings and introduced our next generation software design suite (Vivado), which is optimized for SDAccel and SDSoC application development. Through process technology collaboration with our foundry suppliers along with strategic investment in Electronic Design Automation tools and improved design techniques, we were the first PLD Company to ship 45nm, 28nm, 20nm and 16nm FPGA devices in high volume. Additionally, our investment in R&D has allowed us to ship the industry's first 28nm and 16nm devices with embedded ARM technology, the industry's first All Programmable SoC with integrated RF Data Converters, as well as the industry's first 3D IC devices on the 28nm and 20nm process nodes.

We believe technical leadership and innovation are essential to our future success, and we will continue to invest in our technology.

Sales and Distribution

We sell our products to OEMs, EMS and to electronic components distributors who resell these products to OEMs and EMS. We are also developing a network of Value Added Resellers (VARs) and Integrated Solution Vendors (ISVs) for our Alveo products. We characterize distributors, VARs and ISVs as our distribution channel.

We use a dedicated global sales and marketing organization, and to a lesser extent, independent sales representatives, to generate sales. In general, we focus our direct demand creation efforts on key accounts. Our distribution channel and independent sales representatives create demand within the balance of our customer base in defined territories or for markets aligned with their focus. The distributor channel also provides inventory, value-added services and logistics for a wide range of OEM or end customers.

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

In accordance with our distribution agreements and industry practice, we have granted our authorized distributors the contractual right to return certain amounts of unsold product on a periodic basis and also receive price adjustments for unsold product in the case of a change in list prices subsequent to the initial sale. Revenues from sales to our distributors and non-distributors are recognized upon the transfer of control, which typically occurs at shipment. Our revenue recognition policy changed in fiscal 2019, see "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8 "Financial Statements and Supplementary Data."

Avnet, Inc. (Avnet) distributes the substantial majority of our products worldwide. Avnet's revenue accounted for 45%, 43% and 45% of our worldwide net revenues in fiscal 2019, 2018 and 2017, respectively. As of March 30, 2019 and March 31, 2018, Avnet accounted for 37% and 61%, respectively, of our total net accounts receivable. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 15. Segment Information" for information about our revenues from external customers and domestic and international operations.

No other distributor or end customer accounted for more than 10% of our net revenues in fiscal 2019, 2018 or 2017.

Backlog

As of March 30, 2019, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $644.0 million, compared to $429.0 million as of March 31, 2018. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

Intellectual Property and Licenses

While our various proprietary intellectual property rights (including patents, copyrights, trade secrets, and trademarks) are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 30, 2019, we held over 4,300 issued patents, which vary in duration, and over 1,100 pending patent applications relating to our proprietary technology in various jurisdictions around the world. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, applications, system and platform architecture, IP cores, testing methodologies, semiconductor manufacturing and other technologies relating to our products and business. We licensed portions of our patent portfolio to certain external parties and obtained patent licenses from certain third-parties as well.

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

Employees

As of March 30, 2019, we had 4,433 employees compared to 4,014 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Executive Officers of the Registrant
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 10, 2019 is set forth below:

Name	Age	Position
Victor Peng	59	President and Chief Executive Officer (CEO)
Lorenzo A. Flores	54	Executive Vice President and Chief Financial Officer (CFO)
Catia Hagopian	47	Senior Vice President, General Counsel and Secretary
William Christopher Madden	60	Executive Vice President and General Manager, Wired and Wireless Group
Emre Önder	52	Senior Vice President, Marketing
Salil Raje	49	Executive Vice President and General Manager, Data Center Group
Vincent L. Tong	57	Executive Vice President, Global Operations and Quality
Mark David Wadlington	57	Senior Vice President, Global Sales

There are no family relationships among the executive officers of the Company or the Board of Directors.

Victor Peng joined the Company in April 2008 and currently serves as President and Chief Executive Officer, a position he has held since February 2018. From April 2017 to February 2018, Mr. Peng served as Chief Operating Officer. From July 2014 to April 2017, he served as Executive Vice President and General Manager of Products. From May 2013 through July 2014, Mr. Peng served as Senior Vice President and General Manager of the Programmable Platforms Group. From May 2012 through April 2013, he served as Senior Vice President of the Programmable Platforms Group. From November 2008 through April 2012, he served as Senior Vice President of the Programmable Platforms Development Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at Advanced Micro Devices (AMD), a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries.  Mr. Peng is also a director of KLA Corporation, a global capital equipment company serving the semiconductor industry.

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

Catia Hagopian joined the Company in February 2007 and currently serves as Senior Vice President, General Counsel and Secretary, a position she has held since March 2018. Ms. Hagopian is responsible for the Company’s legal operations globally covering matters such as commercial transactions, corporate activities and policies, corporate governance, employment, export compliance, intellectual property and litigation. From April 2012 to March 2018, Ms. Hagopian served as the Company’s Vice President, Legal Affairs, Global Compensation and Benefits.  From February 2007 to April 2012, Ms. Hagopian held various senior positions in the Company’s Legal Department.  Prior to joining the Company, Ms. Hagopian served as a law clerk for the U.S. District Court, Eastern District of California and worked at several law firms, including DLA Piper LLP (US).

William Christopher Madden joined the Company in May 2008 and currently serves as Executive Vice President and General Manager, Wired and Wireless Group, a position he has held since April 2019. From June 2018 to March 2019, he served as Executive Vice President, Hardware and Systems Product Development. From July 2017 to May 2018, he served as Senior Vice President, Hardware and Systems Product Development.  From October 2010 to June 2017, Mr. Madden served as Corporate Vice President, FPGA Development and Silicon Technology.  From May 2008 to September 2010, Mr. Madden served as Vice President of Silicon Technology.  Prior to joining the Company, Mr. Madden served as a Senior Fellow at AMD where he drove AMD’s next generation chip integration methodology.  Mr. Madden is also a Fellow of the Institute of Engineers Ireland and a Board Member of Science Foundation Ireland.

Emre Önder joined the Company in August 2017 and currently serves as Senior Vice President, Marketing. From August 2017 to March 2018, Mr. Önder served as Senior Vice President, Product and Vertical Marketing. From July 2015 to June 2017, Mr.

Önder served as the Vice President/General Manager and Vice President, Global Sales, Sensing and IoT at Honeywell International Inc., a diversified technology and manufacturing company that produces a variety of commercial and consumer products. From October 2009 to December 2014, he served as Vice President, Marketing and Core Markets at Analog Devices, Inc. (ADI), a global analog, mixed-signal and digital signal processing technology company. Prior to joining ADI, Mr. Önder worked at EMC Corporation and the Boston Consulting Group.

Salil Raje joined the Company in June 2004 and currently serves as Executive Vice President and General Manager, Data Center Group, a position he has held since April 2019. From June 2018 to March 2019, he served as Executive Vice President, Software and IP Products. From April 2017 to May 2018, he served as Senior Vice President, Software and IP Products. From June 2012 to April 2017, Mr. Raje served as Corporate Vice President, Software and IP Products Group. He has also served as Vice President, FPGA Software from January 2009 to June 2012, and as Director, Software Development from June 2004 to January 2009. Prior to joining the Company, Mr. Raje served as Chief Technology Officer and Chief Executive Officer of Hier Design, Inc., a company he co-founded in 2001 until it was acquired by the Company in June 2004.

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

Mark David Wadlington joined the Company in March 2018 and currently serves as Senior Vice President, Global Sales. Prior to joining the Company, Mr. Wadlington was Senior Vice President, Worldwide Sales at Synaptics Incorporated from April 2017 to March 2018.  Prior to joining Synaptics, from February 2013 to March 2017, Mr. Wadlington held executive positions at Lattice Semiconductor, including serving as Corporate Vice President and General Manager, Mobile and Consumer Division at Lattice Semiconductor and Corporate Vice President of Worldwide Sales.  Prior to Lattice, Mr. Wadlington was Vice President of Worldwide Sales at Applied Micro Circuits Corporation (AMCC) from March 2011 to November 2012.  Prior to AMCC, Mr. Wadlington served as the Vice President of America’s Sales at the Company, Vice President of Worldwide MCP (media communications processor) Sales at NVIDIA and held various senior-level positions at LSI Logic during his 21-year tenure there, including serving as LSI Logic’s Vice President of Worldwide Semiconductor Sales.
Additional Information

We make available, via a link through our investor relations website located at www.investor.xilinx.com, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings on our investor relations website are available free of charge. Printed copies of these documents are also available to stockholders without charge, upon written request directed to Xilinx, Inc., Attn: Investor Relations, 2100 Logic Drive, San Jose, CA 95124. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. Consolidation in our industry may increasingly result in our competitors having greater resources, or other synergies, that provide them with a competitive advantage in those regards. The success of new product introductions is dependent upon several factors, including:

•	timely completion of new product designs;

•	ability to generate new design opportunities and design wins;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies on circuit geometries of 28nm and smaller;

•	achieving acceptable yields;

•	ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	ability to obtain advanced packaging;

•	availability and completeness of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products;

•	ability of our customers to complete their product designs and bring them to market; and

•	market acceptance of our customers' products.

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

Our products now compete in several areas of the semiconductor industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continual price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi, acquired by Microchip), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. We believe that important competitive factors in the logic IC industry include:

•	product pricing;

•	time-to-market;

•	product performance, reliability, quality, power consumption and density;

•	field upgradeability;

•	adaptability of products to specific applications;

•	ease of use and functionality of software design tools;

•	availability and functionality of predefined IP logic;

•	completeness of applicable software solutions;

•	adherence to industry-standard programming environments;

•	inventory and supply chain management;

•	access to leading-edge process technology and assembly capacity;

•	ability to provide timely customer service and support; and

•	access to advanced packaging technology.

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers;

•	discrete general-purpose GPUs targeting data center and automotive applications;

•	other new or emerging programmable logic products; and

•	large enterprises, like hyperscalers, that have the resources to develop proprietary semiconductors.

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

Resale of product through Avnet accounted for 45% of our worldwide net revenues in fiscal 2019, and, as of March 30, 2019, Avnet accounted for 37% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products.  All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under two denial orders issued by the U.S. Department of Commerce in recent years and may become subject to additional denial orders. In 2018, the U.S. and China also began to impose partial tariffs on each other's products, leading to concerns of an escalating trade war, which, if were to fully materialize, could result in general economic downturn or otherwise have a material adverse effect on our business. In addition, the U.S. government has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China, which may result in future U.S. government actions impacting our ability to do business with such companies.  Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit," has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business.

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

As of March 30, 2019, we had 2.00 billion authorized shares of common stock, of which 253.9 million shares were outstanding. In addition, 30.0 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP). The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of March 30, 2019 was $1.25 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

The agreements governing the 2021 Notes and 2024 Notes contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2021 Notes and 2024 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

A failure to comply with these covenants and other provisions in these indentures could result in events of default under the indentures, which could permit acceleration of the 2021 Notes and the 2024 Notes. Any required repayment as a result of such acceleration could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We lease office facilities for our engineering design centers in Hyderabad, India and smaller offices in other regions.

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
Our common stock trades on the Nasdaq Global Select Market under the symbol XLNX. As of May 3, 2019, there were approximately 480 stockholders of record, which does not include beneficial owner of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).
On April 18, 2019, our Board of Directors declared a cash dividend of $0.37 per common share for the first quarter of fiscal 2020. The dividend is payable on June 3, 2019 to stockholders of record as of May 16, 2019.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

There was no common stock repurchase during the fourth quarter of fiscal 2019.

In May 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date. In May 2018, the Board authorized the repurchase of the Company's common stock and debentures up to $500.0 million (2018 Repurchase Program). Through March 30, 2019, the Company had used $953.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving a balance of $46.3 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 30, 2019 and March 31, 2018.

See "Note 13. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 28, 2014, the last trading day before our fiscal 2014, to March 29, 2019, the last trading day of our fiscal 2019. The graph and table assume that $100 was invested on March 28, 2014 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/28/14	03/27/15	04/01/16	03/31/17	03/29/18	03/29/19
Xilinx, Inc.	100.00	80.78	93.43	116.60	148.60	265.43
S&P 500 Index	100.00	113.23	116.39	135.52	154.48	169.15
S&P 500 Semiconductors Index	100.00	126.57	129.84	178.16	243.18	254.93

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 30, 2019
(In thousands, except per share amounts)

	March 30, 2019	March 31, 2018 (1) (2)	April 1, 2017 (2)	April 2, 2016	March 28, 2015 (3)
Net revenues	$3,059,040	$2,467,023	$2,356,742	$2,213,881	$2,377,344
Operating income	956,799	686,022	706,390	669,881	755,078
Income before income taxes	968,332	691,379	698,076	636,825	740,076
Provision for income taxes	78,582	227,398	69,943	85,958	91,860
Net income	889,750	463,981	628,133	550,867	648,216

Net income per common share:
Basic	$3.52	$1.86	$2.49	$2.14	$2.44
Diluted	$3.47	$1.80	$2.34	$2.05	$2.35
Shares used in per share calculations:
Basic	252,762	249,595	252,301	257,184	265,480
Diluted	256,434	257,960	268,813	268,667	276,123
Cash dividends per common share	$1.44	$1.40	$1.32	$1.24	$1.16

(1)	Fiscal 2018 consolidated statement of income data included executive transition costs of $33,351 and the impact of the US tax law changes of $190,503.

(2)
Fiscal 2018 and Fiscal 2017 balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. (See "Note 2. Summary of Significant Accounting and Concentrations of Risk" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for more information.)

(3)	Fiscal 2015 consolidated statement of income data included restructuring charges of $24,491.
Consolidated Balance Sheet Data
Five years ended March 30, 2019
(In thousands)

	2019	2018 (1)	2017 (1)	2016	2015
Working capital	$3,416,942	$3,242,643	$3,077,311	$2,972,261	$2,971,259
Total assets	5,151,348	5,060,547	4,777,434	4,819,269	4,892,146
Long-term debt	1,234,807	1,214,440	995,247	993,639	992,058
Other long-term liabilities	579,996	573,809	351,890	278,446	304,479
Stockholders' equity	2,861,509	2,360,353	2,586,151	2,589,893	2,611,594
.

(1)
Fiscal 2018 and Fiscal 2017 balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. (See "Note 2. Summary of Significant Accounting and Concentrations of Risk" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for more information).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."

Nature of Operations

We design, develop and market programmable devices and associated technologies, including advanced ICs in the form of PLDs, boards, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and programmable SoCs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as Communication & Data Center, Industrial, Aerospace & Defense, and Automotive, Broadcast & Consumer. We sell our products globally through an independent domestic and foreign distributor channel and through direct sales to OEMs by selected independent sales representative firms and by a direct sales management organization.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as, the valuation of deferred tax assets recorded on our consolidated balance sheet and accounting for business combinations, which impacts the valuation of tangible and intangible assets recognized and liabilities assumed. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Valuation of Marketable Securities and Non-marketable Securities

Our short-term and long-term investments consist of primarily marketable debt, and to a lesser extent, equity securities. As of March 30, 2019, we had marketable debt and equity securities with a fair value of $2.74 billion.

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analyses. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt securities in fiscal 2019, 2018 or 2017. Marketable equity securities are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the consolidated statements of income beginning in fiscal 2019 after the adoption of Accounting Standards Update (ASU) 2016-01.
Our investments in non-marketable equity securities of private companies are accounted for under the measurement alternative upon the adoption of ASU 2016-01. The carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and obligations of the securities. Our periodic assessment of impairment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We also assess the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee from a prospective acquirer. The valuation methodology for determining the fair value of non-marketable equity securities is based on the factors noted above which require management judgment and are Level 3 inputs. See “Note 3. Fair Value Measurements” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. The impairments loss for non-marketable equity securities were not material during all periods presented.

Revenue Recognition

Revenue from sales to our distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2019, approximately 54% of our net revenues were from products sold to distributors primarily for subsequent resale to OEMs or their subcontract manufacturers.

Revenue from sales to our non-distributor customers is recognized net of sales incentives (if any) upon transfer of control to the customer, which typically occurs at shipment. Sales returns and allowances on product sales are recorded as a reduction of revenue.

Revenue from software license agreements and renewals is recognized at commencement date. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services were less than 2% of net revenues for all of the periods presented.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2019, there was no impairment of goodwill in fiscal 2019. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2020. To date, no impairment indicators have been identified.

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

Business Combination

We use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that we believe a market participant would use in pricing the asset or liability.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated. Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk." to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data,” for additional information.

	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	31.2	30.1	30.1
Gross margin	68.8	69.9	69.9
Operating expenses:
Research and development	24.3	25.9	25.5
Selling, general and administrative	13.0	14.7	14.2
Amortization of acquisition-related intangibles	0.2	0.1	0.2
Executive transition costs	—	1.4	—
Total operating expenses	37.5	42.1	39.9
Operating income	31.3	27.8	30.0
Interest and other income (expense), net	0.4	0.2	(0.4)
Income before income taxes	31.7	28.0	29.6
Provision for income taxes	2.6	9.2	2.9
Net income	29.1%	18.8%	26.7%

Net Revenues

(In millions)	2019	Change	2018	Change	2017
Net revenues	$3,059.0	24%	$2,467.0	5%	$2,356.7

Net revenues in fiscal 2019 were $3.06 billion, an increase of 24% as compared to fiscal 2018. Revenues from Advanced Products increased 43% in fiscal 2019 while revenues from our Core Products remained relatively stable. The increase in Advanced Products was due to higher Advanced Products sales across all end markets, particularly in Communications. Net revenues in fiscal 2018 were $2.47 billion, an increase of 5% as compared to fiscal 2017. Revenues from Advanced Products increased 20% in fiscal 2018 but were partially offset by declines from our Core Products. The increase in Advanced Products was due to higher sales across all end markets, especially in Data Center & TME. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

Except for Avnet, no other distributor or end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products to global manufacturers of electronic products in end markets such as Communication & Data Center, Industrial, Aerospace & Defense, and Automotive, Broadcast & Consumer. The vast majority of our net revenues are generated from sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products are our most recent product offerings and include the UltraScale+, UltraScale and 7-series product families, and our Alveo boards business.

•	Core Products are all other product families.

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

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2019	% of Total	% Change	2018	% of Total	% Change	2017
Advanced Products	$1,952.4	64	43	$1,362.8	55	20	$1,131.3
Core Products	1,106.6	36	—	1,104.2	45	(10)	1,225.4
Total net revenues	$3,059.0	100	24	$2,467.0	100	5	$2,356.7

Net revenues from Advanced Products increased significantly in fiscal 2019 driven by sales growth in 28nm, 20nm and, in particular, 16nm product families. Sales from our 16nm products were over $500.0 million, while sales from our 20nm and 28nm products exceeded $400.0 million and $900.0 million, respectively, during fiscal 2019. In fiscal 2018, growth across all nodes of our Advanced Products families contributed to the strong revenue growth versus the comparable prior year period. Sales from our 28nm products were approximately $900.0 million, while sales from our 20nm and 16nm products exceeded $300.0 million and $100.0 million, respectively, during fiscal 2018. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm products.

Net revenues from Core Products were flat in fiscal 2019, while they decreased in fiscal 2018 from the comparable prior year periods. In fiscal 2019 the increase in sales from Spartan-6 product was offset by declines in sales from our Virtex-6 and Virtex-5 product families, while the decrease in fiscal 2018 was largely due to the decline in sales from our Virtex-5, Virtex-6 and Spartan-3 product families.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2018, we classify our end markets into businesses with similar market drivers: Data Center & TME; Automotive, Broadcast & Consumer; Communications; and Industrial, Aerospace & Defense. Additionally, we classify revenue recognized from shipments to distributors, but not yet subsequently sold to the end markets, and not identifiable to an end market, as Channel revenue. The Channel revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the given period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2019	% Change in Dollars	2018	% Change in Dollars	2017
Data Center & TME	20%	11	22%	27	18%
Automotive, Broadcast and Consumer	15	17	16	3	17
Communications	36	34	33	(7)	37
Industrial, Aerospace & Defense	28	10	32	19	28
Channel	1	nm*	(3)	nm*	—
Total net revenues	100%	24	100%	5	100%
*not meaningful

Net revenues from Data Center & TME increased, in terms of absolute dollars, in both fiscal 2019 and 2018 from the comparable prior year periods. The increase in fiscal 2019 was primarily due to higher sales from Data Center. The increase in fiscal 2018 from the comparable prior year period was due to higher sales from TME, and to a lesser extent, Data Center.

Net revenues from Automotive, Broadcast & Consumer increased, in terms of absolute dollars, in both fiscal 2019 and 2018 from the comparable prior year periods. The increases in fiscal 2019 and 2018 were primarily due to higher sales from Automotive and Audio, Video and Broadcast.

Net revenues from Communications increased in fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from all sub-segments, with particular strength coming from Wireless business driven by both the continued deployment of 4G Long Term Evolution (LTE) networks and the accelerated global deployment ramp of 5G wireless networks. In fiscal 2018, net revenues from Communications decreased, driven by declines in sales from both Wireline and Wireless, from the comparable prior year period.

Net revenues from Industrial, Aerospace & Defense increased, in terms of absolute dollars, in both fiscal 2019 and 2018 from the comparable prior year periods. The increases in both fiscal 2019 and 2018 were due to higher sales from all sub-segments.

Channel revenue was a positive amount in fiscal 2019, because shipments to distributors exceeded what the distributors subsequently shipped to their customers during such period. In fiscal 2018, Channel revenue was a negative amount because shipments to distributors was lower than what the distributors subsequently shipped to their customers during such period.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2019	% of Total	% Change	2018	% of Total	% Change	2017
North America	$848.7	28	13	$748.9	30	1	$738.3
Asia Pacific	1,385.6	45	37	1,008.5	41	5	958.6
Europe	586.9	19	17	501.0	20	9	461.1
Japan	237.8	8	14	208.6	9	5	198.7
Total net revenues	$3,059.0	100	24	$2,467.0	100	5	$2,356.7

Net revenues in North America increased in both fiscal 2019 and 2018 from the comparable prior year periods. The increase in fiscal 2019 was primarily due to higher sales from Data Center and Wireline, and the increase in fiscal 2018 was primarily due to higher sales from Aerospace and Defense.

Net revenues in Asia Pacific increased in both fiscal 2019 and 2018 from the comparable prior year periods. The increase in fiscal 2019 was primarily due to higher sales from Wireless, and to a lesser extent, from Industrial, Scientific and Medical, while the increase in fiscal 2018 was primarily driven by higher sales from Consumer, and to a lesser extent from Industrial, Scientific and Medical.

Net revenues in Europe increased in both fiscal 2019 and 2018 from the comparable prior year periods. In fiscal 2019, the increase was primarily due to higher sales from Automotive, while in fiscal 2018 the increase was driven by revenue growth from TME, partially offset by lower revenues from Wireless Communications.

Net revenues in Japan increased in both fiscal 2019 and 2018 from the comparable prior year periods. In fiscal 2019, the increase was primarily driven by higher sales in TME and Audio, Video and Broadcast, while in fiscal 2018 the increase was primarily driven by higher sales in TME and Industrial, Scientific and Medical.

Gross Margin

(In millions)	2019	Change	2018	Change	2017
Gross margin	$2,103.2	22%	$1,723.6	5%	$1,648.1
Percentage of net revenues	68.8%		69.9%		69.9%

Gross margin was lower by 1.1 percentage points in fiscal 2019, while remaining flat in 2018, from the comparable prior year periods. The decrease in gross margin in fiscal 2019 was primarily due to end-market mix, as the percentage of revenue derived from Wireless (which has relatively lower gross margin) has increased significantly.

Gross margin may be affected in the future due to multiple factors, including but not limited to, those set forth above in "Risk Factors," included in Part I of this Form 10-K, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. While we expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies and improve average selling price management, continuing growth in Wireless driven by both the continued deployment of 4G Long Term Evolution (LTE) networks and the ramp up global deployment of 5G wireless networks would negatively impact gross margin in the future.

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

Research and Development

(In millions)	2019	Change	2018	Change	2017
Research and development	$743.0	16%	$639.8	6%	$601.4
Percentage of net revenues	24%		26%		26%

R&D spending increased by $103.2 million or 16% during fiscal 2019, and by $38.4 million or 6% during fiscal 2018, from the comparable prior year periods. The increases were primarily attributable to higher employee compensation (including stock-based compensation), as we increased headcount to support the development of new products. For fiscal 2018, the increase was partially offset by lower mask and wafer spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2019	Change	2018	Change	2017
Selling, general and administrative	$398.4	10%	$362.3	8%	$335.2
Percentage of net revenues	13%		15%		14%

SG&A expenses increased by $36.1 million or 10% during fiscal 2019, and by $27.1 million or 8% during fiscal 2018, from the comparable prior year periods. The increase in fiscal 2019 was primarily due to higher variable spending associated with higher revenue and operating margin such as sales commission and incentive compensation expense, as well as expenses related to merger and acquisition activities. In fiscal 2018, the increase was largely due to higher employee compensation (including stock-based compensation) from increased headcount relating to revenue growth.

Executive Transition Costs

During the fourth quarter of fiscal 2018, we announced the transition of our President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, we also implemented restructuring measures to realign resources and drive overall operating efficiencies, which impacted approximately 60 positions in various geographies and functions worldwide. We recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2019, the remaining accrual for severance and other benefits was immaterial.

Amortization of Acquisition-Related Intangibles

(In millions)	2019	Change	2018	Change	2017
Amortization of acquisition-related intangibles	$4.9	129%	$2.2	(58)%	$5.1
Percentage of net revenues	—%		—%		—%

Amortization of acquisition-related intangibles expense increased in fiscal 2019 as compared to fiscal 2018, which was primarily due to additional amortization expense from intangible assets acquired through the Deephi Technology., Ltd
(Deephi Tech) acquisition in the second quarter of fiscal 2019 (See "Note 20. Business Combination" to our consolidated financial statements included in Item 8. "Financial Information and Supplementary Data" for more information). The amortization expense decreased in fiscal 2018 as compared to prior year period as certain intangibles were fully amortized in fiscal 2017 and during fiscal 2018.

Stock-Based Compensation

(In millions)	2019	Change	2018	Change	2017
Stock-based compensation included in:
Cost of revenues	$8.8	4%	$8.5	6%	$8.0
Research and development	86.4	13%	76.8	15%	66.8
Selling, general and administrative	52.7	2%	51.9	8%	48.0
Executive transition costs	—	(100)%	16.6	100%	—
	$147.9	(4)%	$153.8	25%	$122.8
Excluding the executive transition costs portion, stock-based compensation increased by $10.7 million and $14.4 million in fiscal 2019 and 2018, respectively, as compared to the prior year periods. The increases were primarily related to higher expenses associated with restricted stock units, as we granted restricted stock units at a higher fair value in the recent years.

Interest and Other Income (Expense), Net

(In millions)	2019	Change	2018	Change	2017
Interest and other income (expense), net	$11.5	115%	$5.4	164%	$(8.3)
Percentage of net revenues	—%		—%		—%

In fiscal 2019 we had net interest and other income of $11.5 million as compared to net interest and other income of $5.4 million in fiscal 2018. The increase was primarily due to higher interest income from the investment portfolio. In fiscal 2018, we had net interest and other income of $5.4 million as compared to net interest and other expense of $8.3 million in fiscal 2017. The increase was primarily due to higher interest income from the investment portfolio, and to a lesser extent, lower interest expenses from the 2024 Notes and its related interest rate swap contracts.

Provision for Income Taxes

(In millions)	2019	Change	2018	Change	2017
Provision for income taxes	$78.6	(65)%	$227.4	225%	$69.9
Percentage of net revenues	3%		9%		3%
Effective tax rate	8%		33%		10%

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of a new tax on the global intangible low-taxed income (GILTI) of foreign subsidiaries. Some provisions of the TCJA began to impact us in fiscal 2018, while other provisions impacted us beginning in fiscal 2019.

Staff Accounting Bulletin (SAB) 118 allowed companies to record provisional amounts and recognize the effect of the tax law changes during a measurement period. We recorded provisional income tax expense of $214.7 million in our fiscal 2018 results. During fiscal 2019, we recorded income tax expense of $2.4 million as measurement period adjustments to the provisional amounts recorded in fiscal 2018. The measurement period ended in the third quarter of fiscal 2019. Although the measurement period has closed, further technical guidance related to the TCJA, including final regulations on a broad range of topics, is expected to be issued. In accordance with Accounting Standards Codification (ASC) 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in fiscal 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by the new tax on GILTI.

The difference between the blended U.S. federal tax rate of 31.5% and our effective tax rate in fiscal 2018 was primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities and the beneficial impact of income earned in lower tax rate jurisdictions.

The decrease in the effective tax rate for fiscal 2019 from the comparable prior year period was primarily due to the U.S. federal one-time transition tax of $590.2 million recognized in fiscal 2018, partially offset by the reversal of deferred tax liabilities related to U.S. federal income tax on a portion of unremitted foreign earnings that had been accrued through fiscal 2017 in the amount of $381.7 million.

The increase in the effective tax rate in fiscal 2018 compared with fiscal 2017 was primarily due to the U.S. federal one-time transition tax of $590.2 million recognized in fiscal 2018, partially offset by the reversal of deferred tax liabilities related to U.S. federal income tax on a portion of unremitted foreign earnings that had been accrued through fiscal 2017 in the amount of $381.7 million.

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

Fiscal 2019 Compared to Fiscal 2018

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 30, 2019 and March 31, 2018 totaled $3.23 billion and $3.55 billion, respectively. As of March 30, 2019, we had cash, cash equivalents and short-term investments of $3.18 billion and working capital of $3.42 billion. As of March 31, 2018, cash, cash equivalents and short-term investments were $3.45 billion and working capital was $3.24 billion.

As of March 30, 2019, we had $1.80 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities. The recent TCJA that was signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries. The TCJA also generally allows companies to repatriate these accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017.  Accordingly, substantially all $1.80 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities will be available for use in the U.S. without incurring additional U.S. federal income taxes. The one-time transition tax liability is payable in eight annual installments, as outlined in "Contractual Obligations" below. The first installment was paid in the second quarter of fiscal 2019. The second installment is classified as a current income tax payable. See “Note 14. Income Taxes” to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about the one-time transition tax.

During fiscal 2019, our operations generated net positive cash flow of $1.09 billion, which was $271.1 million higher than the $820.0 million generated during fiscal 2018. The positive cash flow from operations generated during fiscal 2019 was primarily from net income as adjusted for non-cash related items and decreases in accounts receivable, increases in accounts payable and accrued liabilities. These items were partially offset by increases in inventories and other assets and a decrease in income taxes payable.

Net cash used in investing activities was $690.5 million during fiscal 2019 as compared to net cash provided by investing activities of $948.2 million in fiscal 2018. Net cash used in investing activities during fiscal 2019 consisted of $312.5 million of net purchases of available-for-sale securities, $234.1 million of net cash paid in connection with the Deephi Tech acquisition, $89.0 million of purchases of property, plant and equipment and other intangibles and $54.8 million of other investing activities.

Net cash used in financing activities was $1.04 billion in fiscal 2019, as compared to $555.6 million in fiscal 2018. Net cash used in financing activities during fiscal 2019 consisted of $500.0 million of payment for settlement of our $500.0 million principal amount of 2.125% Notes issued in March 2014 (2019 Notes), $364.2 million of dividend payments to stockholders and $161.6 million of payment to repurchase common stock, which were partially offset by $48.7 million from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable decreased by $47.1 million and days sales outstanding (DSO) decreased to 40 days at March 30, 2019 from 56 days at March 31, 2018. The decrease was primarily due to strong collections during the year as well as timing of customer shipments. Our accounts receivable were primarily current.

Inventories

Inventories increased to $315.4 million as of March 30, 2019 from $236.1 million as of March 31, 2018, while inventory days at Xilinx increased to 120 days at March 30, 2019 from 116 days at March 31, 2018. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment and Other Intangibles

During fiscal 2019, we invested $89.0 million in property, plant and equipment and other intangibles, as compared to $49.9 million in fiscal 2018. Primary investments in fiscal 2019 were for machinery and equipment, building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities decreased to $475.0 million at the end of fiscal 2019 from $911.9 million at the end of fiscal 2018. The changes were primarily due to a $500.0 million payment of our 2019 Notes, as well as a decrease in our income taxes payable. These decreases were partially offset by increases of $40.9 million in accrued payroll and related liabilities, $21.9 million in other accrued liabilities and $18.5 million in accounts payable.

Stockholders' Equity

Stockholders' equity increased $501.2 million to $2.86 billion during fiscal 2019 from $2.36 billion in fiscal 2018. The increase was primarily due to $889.8 million in net income for fiscal 2019 and $147.9 million of stock-based compensation, partially offset by repurchase of common stock of approximately $161.6 million and $364.2 million of payment of dividends to stockholders.

Fiscal 2018 Compared to Fiscal 2017

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 31, 2018 and April 1, 2017 totaled $3.55 billion and $3.44 billion, respectively. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $3.45 billion and working capital of $3.24 billion. As of April 1, 2017, cash, cash equivalents and short-term investments were $3.32 billion and working capital was $3.08 billion.

As of March 31, 2018, we had $1.45 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities. Substantially all $1.45 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities will be available for use in the U.S. without incurring additional U.S. federal income taxes.

During fiscal 2018, our operations generated net positive cash flow of $820.0 million, which was $114.1 million lower than the $934.1 million generated during fiscal 2017. The positive cash flow from operations generated during fiscal 2018 was primarily from net income as adjusted for non-cash related items and increases in income taxes payable and accrued liabilities. These items were partially offset by increases in accounts receivable and other assets and increase in account payable.

Net cash provided by investing activities was $948.2 million during fiscal 2018, as compared to net cash used by investing activities of $494.0 million in fiscal 2017. Net cash provided by investing activities during fiscal 2018 consisted of $1.02 billion of net proceeds from sales and maturity of available-for-sale securities, which was partially offset by $49.9 million for purchases of property, plant and equipment and other intangibles and $24.6 million of other investing activities.

Net cash used in financing activities was $555.6 million in fiscal 2018, as compared to $965.2 million in fiscal 2017. Net cash used in financing activities during fiscal 2018 consisted of $474.3 million of payment to repurchase of common stock, $353.1 million of dividend payments to stockholders and $457.9 million of payment for settlement of our $600.0 million principal amount of 2.625% convertible notes issued in June 2010 (2017 Convertible Notes), which were partially offset by $745.2 million of proceeds from issuance of long-term debt and $47.5 million of proceeds from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable increased by $98.4 million and DSO increased to 56 days at March 31, 2018 from 44 days at April 1, 2017. The increase was primarily due to timing of customer shipments and collections.

Inventories

Inventories increased to $236.1 million as of March 31, 2018 from $227.0 million as of April 1, 2017, while inventory days at Xilinx decreased to 116 days at March 31, 2018 from 117 days at April 1, 2017. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment and Other Intangibles

During fiscal 2018, we invested $49.9 million in property, plant and equipment and other intangibles, as compared to $72.1 million in fiscal 2017. Primary investments in fiscal 2018 were for building improvements, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities increased to $911.9 million at the end of fiscal 2018 from $842.7 million at the end of fiscal 2017. The changes were primarily due to a net increase in our short-term portion of long-term debt, as we reclassified $499.2 million of our 2019 Notes to short term and paid $457.9 million for conversion of our 2017 Convertible Notes, as well as increases in our income taxes payable and accrued payroll and related liabilities. These increases were partially offset by decrease of $35.5 million in other accrued liabilities.

Temporary and Stockholders' Equity

Temporary and stockholders' equity decreased $225.8 million during fiscal 2018 from $2.59 billion in fiscal 2017 to $2.36 billion in fiscal 2018. The decrease was primarily due to repurchase of common stock of approximately $474.3 million and $353.1 million of payment of dividends to stockholders. These decreases were partially offset by $464.0 million in net income for fiscal 2018 and $153.8 million of stock-based compensation.

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

We repurchased 2.4 million shares of our common stock for approximately $161.6 million during fiscal 2019. During fiscal 2018, we repurchased 7.0 million shares of common stock for approximately $474.3 million. During fiscal 2019, we paid $364.2 million in cash dividends to stockholders, representing $1.44 per common share. During fiscal 2018, we paid $353.1 million in cash dividends to stockholders, representing $1.40 per common share. On April 18, 2019, our Board of Directors declared a cash dividend of $0.37 per common share for the first quarter of fiscal 2020. The dividend is payable on June 3, 2019 to stockholders of record as of May 16, 2019. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, certain risks and other factors, including those discussed in Item 1A and below, could affect our cash positions adversely.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheet as accounts payable, income taxes payable, other accrued liabilities and other long-term liabilities as of March 30, 2019.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$72.4	$12.0	$20.3	$10.8	$29.3
Inventory and manufacturing-related purchase obligations (2)	230.8	230.8	—	—	—
Electronic design automation (3)	4.4	4.4	—	—	—
Other ongoing operations (4)	38.9	24.6	12.5	0.2	1.6
2021 Notes-principal and interest (5)	529.4	14.4	515.0	—	—
2024 Notes-principal and interest (5)	853.3	14.7	44.3	33.2	761.1
Tax obligations (6)	477.6	—	90.2	129.6	257.8
Total	$2,206.8	$300.9	$682.3	$173.8	$1,049.8

(1)
We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. Rent expense, net of rental income, under all operating leases was approximately $4.4 million for fiscal 2019. See "Note 8. Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about operating leases.

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

(3)	As of March 30, 2019, we had $4.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance.

(4)	As of March 30, 2019, we had $38.9 million in commitments primarily related to open purchase orders from ordinary operations.

(5)
For purposes of this table we have assumed the outstanding principal of our debentures will be paid on maturity dates, March 15, 2021 for the 2021 Notes and June 1, 2024 for the 2024 Notes. See "Note 12. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

(6)
Tax obligations represent the future cash payments related to the one-time transition tax that resulted from the enactment of the TCJA as described in “Note 14. Income Taxes” to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data.” The table does not include the current transition tax installment payable of $37.7 million which is due in fiscal 2020 and classified as a current liability on the consolidated balance sheet.

As of March 30, 2019, $515.2 million of liabilities were classified as long-term income taxes payable in the consolidated balance sheets. Of the $515.2 million, $477.6 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA. The remaining $37.6 million of the long-term income taxes payable was for uncertain tax positions and related interest and penalties. Since the Company is unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, these liabilities have been excluded from the contractual obligations table above.

Off-Balance-Sheet Arrangements

As of March 30, 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consists of fixed income securities with a fair value of approximately $2.65 billion as of March 30, 2019 and to our interest rate swap contracts in relation to the issuance of the 2024 Notes (as our interest rate swap contracts carry a variable interest rate based on LIBOR plus a spread). These investments include mortgage-backed securities, commercial mortgage-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities and debt mutual funds. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 30, 2019 and March 31, 2018 would have affected the fair value of our investment portfolio by approximately $31.0 million and $40.0 million, respectively.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 30, 2019 and March 31, 2018, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	March 30, 2019	March 31, 2018
Singapore Dollar	$29.4	$24.9
Euro	39.4	39.0
Indian Rupee	78.0	62.5
British Pound	10.6	8.1
Japanese Yen	3.8	3.8
Chinese Yuan	34.4	8.3
	$195.6	$146.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2021. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 30, 2019 and March 31, 2018 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $14.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 30, 2019 and March 31, 2018 would have affected the value of foreign-currency-denominated cash and investments by less than $7.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 30, 2019	March 31, 2018 [1]	April 1, 2017 [1]
Net revenues	$3,059,040	$2,467,023	$2,356,742
Cost of revenues	955,868	743,419	708,632
Gross margin	2,103,172	1,723,604	1,648,110
Operating expenses:
Research and development	743,027	639,750	601,443
Selling, general and administrative	398,416	362,329	335,150
Amortization of acquisition-related intangibles	4,930	2,152	5,127
Executive transition costs	—	33,351	—
Total operating expenses	1,146,373	1,037,582	941,720
Operating income	956,799	686,022	706,390
Interest and other income (expense), net	11,533	5,357	(8,314)
Income before income taxes	968,332	691,379	698,076
Provision for income taxes	78,582	227,398	69,943
Net income	$889,750	$463,981	$628,133
Net income per common share:
Basic	$3.52	$1.86	$2.49
Diluted	$3.47	$1.80	$2.34
Shares used in per share calculations:
Basic	252,762	249,595	252,301
Diluted	256,434	257,960	268,813

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk."

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018 [1]	April 1, 2017 [1]
Net income	$889,750	$463,981	$628,133
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	8,979	(8,211)	(12,712)
Reclassification adjustment for (gains) losses on available-for-sale securities	(260)	349	(3,119)
Net change in unrealized (losses) gains on hedging transactions	(7,181)	5,517	(1,296)
Reclassification adjustment for losses (gains) on hedging transactions	5,603	(4,655)	1,701
Cumulative translation adjustment, net	(4,441)	2,375	(2,624)
Other comprehensive income (loss)	2,700	(4,625)	(18,050)
Total comprehensive income	$892,450	$459,356	$610,083

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk."

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 30, 2019	March 31, 2018 [1]
ASSETS
Current assets:
Cash and cash equivalents	$1,544,490	$2,179,328
Short-term investments	1,631,194	1,268,242
Accounts receivable, net of allowances for doubtful accounts of $3,170 and $3,170 in 2019 and 2018, respectively	335,165	382,246
Inventories	315,358	236,077
Prepaid expenses and other current assets	65,771	88,695
Total current assets	3,891,978	4,154,588
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	353,914	343,373
Machinery and equipment	438,617	395,318
Furniture and fixtures	45,164	51,034
	902,993	855,023
Accumulated depreciation and amortization	(574,064)	(550,906)
Net property, plant and equipment	328,929	304,117
Long-term investments	53,433	97,896
Goodwill	340,718	162,421
Acquisition-related intangibles, net	80,723	4,123
Other assets	455,567	337,402
Total Assets	$5,151,348	$5,060,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,491	$98,999
Accrued payroll and related liabilities	247,268	206,367
Income taxes payable	28,718	47,713
Other accrued liabilities	81,559	59,680
Current portion of long-term debt	—	499,186
Total current liabilities	475,036	911,945
Long-term debt	1,234,807	1,214,440
Long-term income taxes payable	515,192	523,864
Other long-term liabilities	64,804	49,945
Commitments and contingencies (Note 8 and Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 253,891 and 253,377 shares issued and outstanding in 2019 and 2018, respectively	2,539	2,534
Additional paid-in capital	1,005,411	878,672
Retained earnings	1,876,969	1,513,656
Accumulated other comprehensive loss	(23,410)	(34,509)
Total stockholders’ equity	2,861,509	2,360,353
Total Liabilities and Stockholders’ Equity	$5,151,348	$5,060,547

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk."
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018 [1]	April 1, 2017 [1]
Cash flows from operating activities:
Net income	$889,750	$463,981	$628,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	70,704	50,172	45,423
Amortization	33,656	46,582	17,203
Stock-based compensation	147,942	153,815	122,858
Amortization of debt discount	1,144	2,548	11,692
Provision for deferred income taxes	(32,993)	(363,923)	68,856
Others	3,901	8,189	(1,834)
Changes in assets and liabilities:
Accounts receivable, net	47,081	(98,396)	59,245
Inventories	(78,602)	(9,176)	(48,244)
Prepaid expenses and other current assets	(4,696)	(9,727)	(1,000)
Other assets	(27,484)	(22,243)	(20,556)
Accounts payable	11,137	(16,691)	10,983
Accrued liabilities (including executive transition costs)	46,585	48,723	33,899
Income taxes payable	(16,910)	566,173	7,473
Net cash provided by operating activities	1,091,215	820,027	934,131
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,998,881)	(2,332,140)	(2,817,197)
Proceeds from sale of available-for-sale and equity securities	35,734	1,161,410	695,030
Proceeds from maturity of available-for-sale securities	1,650,604	2,194,828	2,709,547
Purchases of property, plant, equipment and software	(89,045)	(49,918)	(72,051)
Acquisition of businesses, net of cash acquired	(234,145)	(1,364)	(3,114)
Other investing activities	(54,810)	(24,573)	(18,265)
Net cash provided by (used in) investing activities	(690,543)	948,243	493,950
Cash flows from financing activities:
Repurchases of common stock	(161,551)	(474,254)	(522,045)
Taxes paid related to net share settlement of restricted stock units	(48,335)	(60,391)	(35,392)
Proceeds from issuance of common stock through various stock plans	48,669	47,454	68,184
Payment of dividends to stockholders	(364,244)	(353,053)	(332,542)
Repayment of debt	(500,000)	(457,918)	(142,082)
Proceeds from issuance of long-term debts	—	745,175	—
Other financing activities	(10,049)	(2,650)	(1,325)
Net cash used in financing activities	(1,035,510)	(555,637)	(965,202)
Net increase (decrease) in cash and cash equivalents	(634,838)	1,212,633	462,879
Cash and cash equivalents at beginning of period	2,179,328	966,695	503,816
Cash and cash equivalents at end of period	$1,544,490	$2,179,328	$966,695
Supplemental disclosure of cash flow information:
Interest paid	$70,326	$50,928	$41,375
Income taxes paid (refunded), net	$128,377	$25,343	$(6,341)
Unsettled investment receivables	$655	$16,461	$21,558
Unsettled investment payables	$—	$5,860	$62,199
Capital expenditures included in accounts payable and accrued liabilities	$66,237	$15,897	$1,461
[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk."
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of April 2, 2016 [1]	253,687	$2,537	$726,921	$1,939,963	$(6,631)	$2,662,790
Components of comprehensive income:
Net income [1]	—	—	—	628,133	—	628,133
Other comprehensive loss	—	—	—	—	(18,050)	(18,050)
Issuance of common shares under employee stock plans, net	4,195	42	32,751	—	—	32,793
Repurchase and retirement of common stock	(9,855)	(99)	(91,223)	(430,724)	—	(522,046)
Stock-based compensation expense	—	—	122,858	—	—	122,858
Stock-based compensation capitalized in inventory	—	—	239	—	—	239
Temporary equity reclassification	—	—	11,488	—	—	11,488
Convertible debt conversion	—	—	488	—	—	488
Cash dividends declared ($1.32 per common share)	—	—	—	(332,542)	—	(332,542)
Balance as of April 1, 2017 [1]	248,027	2,480	803,522	1,804,830	(24,681)	2,586,151
Components of comprehensive income:
Net income [1]	—	—	—	463,981	—	463,981
Other comprehensive loss	—	—	—	—	(4,625)	(4,625)
Reclassification of stranded tax effects	—	—	—	5,203	(5,203)	—
Issuance of common shares under employee stock plans, net	3,133	32	(12,969)	—	—	(12,937)
Repurchase and retirement of common stock	(6,957)	(70)	(66,879)	(407,305)	—	(474,254)
Stock-based compensation expense	—	—	153,815	—	—	153,815
Stock-based compensation capitalized in inventory	—	—	(131)	—	—	(131)
Temporary equity reclassification	—	—	1,406	—	—	1,406
Exercise of warrants (Note 12)	9,174	92	(92)	—	—	—
Cash dividends declared ($1.40 per common share)	—	—	—	(353,053)	—	(353,053)
Balance as of March 31, 2018 [1]	253,377	2,534	878,672	1,513,656	(34,509)	2,360,353
Components of comprehensive income:
Net income	—	—	—	889,750	—	889,750
Other comprehensive income	—	—	—	—	2,700	2,700
Cumulative-effect of equity investments adoption (Note 2)	—	—	—	(8,399)	8,399	—
Issuance of common shares under employee stock plans, net	2,950	29	306	—	—	335
Repurchase and retirement of common stock	(2,436)	(24)	(21,509)	(140,018)	—	(161,551)
Stock-based compensation expense	—	—	147,942	—	—	147,942
Cumulative-effect of deferred tax from intra-entity asset transfer adoption (Note 2)	—	—	—	(13,776)	—	(13,776)
Cash dividends declared ($1.44 per common share)	—	—	—	(364,244)	—	(364,244)
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509

[1] Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard. Please refer to "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk."
See notes to consolidated financial statements.

XILINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Xilinx, Inc. (Xilinx or the Company) designs, develops and markets programmable devices and associated technologies, including advanced ICs in the form of PLDs, boards, software design tools and predefined system functions delivered as IP. In addition to its programmable platforms, the Company provides design services, customer training, field engineering and technical support. The wafers used to manufacture its products are obtained primarily from independent wafer manufacturers located in Taiwan and Korea. The Company is dependent on these foundries to produce and deliver silicon wafers on a timely basis. The Company is also dependent on subcontractors, primarily located in the Asia Pacific region, to provide semiconductor assembly, test and shipment services. Xilinx is a global company with sales offices throughout the world. The Company derives over one-half of its revenues from international sales, primarily in the Asia Pacific region, Europe and Japan.

Note 2.	Summary of Significant Accounting Policies and Concentrations of Risk

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019, 2018 and 2017 were a 52-week year ended on March 30, 2019, March 31, 2018 and April 1, 2017, respectively. Fiscal 2020 will be a 52-week year ending on March 28, 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Such estimates relate to, among others, the useful lives of assets, assessment of recoverability of property, plant and equipment, long-lived assets and goodwill, inventory write-downs, allowances for doubtful accounts, valuation of intangible assets, customer returns, deferred tax assets, stock-based compensation, potential reserves relating to litigation and tax matters, valuation of certain investments and derivative financial instruments as well as other accruals or reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of money market funds, non-financial institution securities, U.S. and foreign government and agency securities and financial institution securities. Short-term investments consist of mortgage-backed securities, non-financial institution securities, U.S. and foreign government and agency securities, financial institution securities, asset-backed securities, commercial mortgage-backed securities and debt mutual funds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of debt mutual funds. Long-term investments are investments with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. Equity investments are also classified as long-term investments if they are not intended to fund current operations.

The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities, bank time deposits and debt mutual funds. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, Euro dollar floating rate notes, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, commercial mortgage-backed securities, debt mutual funds and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 30, 2019 or March 31, 2018. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities and declines in value judged to be other than temporary are included in interest and other expense, net. In determining if and when a decline in value below the adjusted cost of available for sale securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

The Company's investments in non-marketable equity securities of private companies are accounted for under the measurement alternative method upon the adoption of ASU 2016-01. The carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Determining whether an observed transaction is similar to a security within the Company's portfolio requires judgment based on the rights and obligations of the securities. The Company's periodic assessment of impairment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or company's participation in such financings. The Company also assesses the investee’s ability to meet business milestones and the financial condition and near-term prospects of the individual investee, including the rate at which the investee is using its cash, the investee’s need for possible additional funding at a lower valuation and any bona fide offer to purchase the investee from a prospective acquirer.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 30, 2019	March 31, 2018
Raw materials	$39,727	$14,674
Work-in-process	213,784	167,039
Finished goods	61,847	54,364
	$315,358	$236,077

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $53.3 million, $46.4 million and $45.4 million for fiscal 2019, 2018 and 2017, respectively.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2019, there was no impairment of goodwill in fiscal 2019. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2020. To date, no impairment indicators have been identified.

Revenue Recognition

Revenue from sales to the Company's distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2019, approximately 54% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers.

Revenue from sales to the Company's non-distributors is recognized net of sales incentives (if any) upon transfer of control to the customer, which typically occurs at shipment. Sales returns and allowances on product sales are recorded as a reduction of revenue.

Revenue from software license agreements and renewals is recognized at point of sales. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services sales were less than 2% of net revenues for all of the periods presented.

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

The TCJA introduced GILTI, which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. The FASB allows companies to either (1) recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years (deferred method) or (2) account for taxes on GILTI as period costs in the year the tax is incurred (period method). The Company elected the deferred method.

Business Combination

We use the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2019 and 2018, the accrual balance of the product warranty liability was immaterial.

The Company offers, subject to certain terms and conditions, to indemnify customers and distributors for costs and damages awarded against these parties in the event the Company's hardware products are found to infringe third-party intellectual property rights, including patents, copyrights or trademarks, and to compensate certain customers for limited specified costs they actually incur in the event our hardware products experience epidemic failure.  To a lesser extent, the Company may from time-to-time offer limited indemnification with respect to its software products.  The terms and conditions of these indemnity obligations are limited by contract, which obligations are typically perpetual from the effective date of the agreement. The Company has historically received only a limited number of requests for indemnification under these provisions and has not made any significant payments pursuant to these provisions. The Company cannot estimate the maximum amount of potential future payments, if any, that the Company may be required to make as a result of these obligations due to the limited history of indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. However, there can be no assurances that the Company will not incur any material financial liabilities in the future as a result of these obligations.

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of March 30, 2019 and March 31, 2018, Avnet accounted for 37% and 61% of the Company's total net accounts receivable, respectively. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. Avnet 's revenue accounted for 45%, 43% and 45% of the Company's worldwide net revenues in fiscal 2019, 2018 and 2017, respectively. The percentage of worldwide net revenues from Avnet is consistent with historical patterns.

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

No other distributor or end customer accounted for more than 10% of the Company's worldwide net revenues for any of the periods presented.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 90% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor's or Moody's Investors Service equivalent. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of March 30, 2019, approximately 21% of the portfolio consisted of mortgage-backed securities. All of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and Aaa by Moody's Investors Service.

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

Recent Accounting Pronouncements Adopted

Revenue Recognition

In April 2014, the Financial Accounting Standards Board (FASB) issued the authoritative guidance, as amended, that outlines a new revenue recognition standard that replaces virtually all existing U.S. GAAP guidance on contracts with customers and the related other assets and deferred costs. The authoritative guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is required to be applied retrospectively to each prior reporting period presented (Full Retrospective), or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted the new guidance on April 1, 2018, using the Full Retrospective method and restated the comparative prior periods. The Company implemented internal controls and certain system functionality to enable the preparation of financial information on adoption. These changes do not materially affect the Company's internal control over financial reporting.
As a result of the adoption of the authoritative guidance, the Company changed its accounting policy for revenue recognition and the details of the significant changes and quantitative impact of the changes are disclosed below:

Revenue from sales to the Company's distributors is recognized upon the transfer of control, which typically occurs at shipment (sell-in) and is reduced by estimated allowances for distributor price adjustments and rights of return. Previously, revenue was recognized upon reported resale of the product by the distributors to their customers (sell-through) as reduced by actual allowances for distributor price adjustments. Revenue from software license agreements and renewals is recognized at point of sales, whereas previously these were deferred and recognized over the contractual term before the implementation of the authoritative guidance. Revenue recognition related to the Company's other revenue streams, such as direct customers, remains unchanged.
The adoption of this authoritative guidance has an impact on the Company’s consolidated statements of income and balance sheets, but had no impact on net cash provided by or used in operating, financing, or investing activities on the consolidated statements of cash flows.
The impact on the Company's previously reported consolidated statements of income resulting from the adoption of the authoritative guidance is as follows:

	March 31, 2018		April 1, 2017
(In thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Consolidated Statements of Income:
Net revenues	$2,539,004	$2,467,023	$2,349,330	$2,356,742
Cost of revenues	756,368	743,419	708,216	708,632
Gross margin	1,782,636	1,723,604	1,641,114	1,648,110
Operating expenses:
Research and development	639,750	639,750	601,443	601,443
Selling, general and administrative	362,329	362,329	335,150	335,150
Amortization of acquisition-related intangibles	2,152	2,152	5,127	5,127
Executive transition costs	33,351	33,351	—	—
Total operating expenses	1,037,582	1,037,582	941,720	941,720
Operating income	745,054	686,022	699,394	706,390
Interest and other income (expense), net	5,357	5,357	(8,314)	(8,314)
Income before income taxes	750,411	691,379	691,080	698,076
Provision for income taxes	238,030	227,398	68,568	69,943
Net income	$512,381	$463,981	$622,512	$628,133
Net income per common share:
Basic	$2.05	$1.86	$2.47	$2.49
Diluted	$1.99	$1.80	$2.32	$2.34
Shares used in per share calculations
Basic	249,595	249,595	252,301	252,301
Diluted	257,960	257,960	268,813	268,813

Consolidated Balance Sheets:
Accounts receivable	$372,144	$382,246	$243,915	$283,850
Other assets	342,644	337,402	275,440	272,407
Deferred income on shipments to distributors	25,166	—	54,567	—
Other accrued liabilities	59,772	59,680	95,098	95,209
Deferred tax liabilities	75	75	317,639	330,479
Retained earnings	$1,483,538	$1,513,656	$1,726,312	$1,804,830

Equity Investments

In January 2016, the FASB issued final authoritative guidance regarding how companies measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The authoritative guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP on this matter. The authoritative guidance does not change the guidance for classifying and measuring investments in debt securities and loans. The Company adopted this authoritative guidance on April 1, 2018 and recorded the balance of the unrealized losses of $11.0 million as of the end of fiscal 2018 from its investment in debt mutual funds and equity securities to retained earnings, less the related deferred taxes of $2.6 million. Subsequent changes in fair value from such investments are recorded in the consolidated statements of income.
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
On July 30, 2018, the FASB provided entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with historical GAAP. An entity electing this additional (and optional) transition method must provide the required disclosures for all periods that continue to be in accordance with historical GAAP. The amendments do not change the existing disclosure requirements in historical GAAP. The amendments have the same effective date as the new leases standard, which for Xilinx would be the first quarter of fiscal 2020.
The Company plans to adopt the new standard using the optional transition method and apply the guidance to leases existing at, or entered into after, the beginning of the period of adoption, as well as certain practical expedients permitted under the transition guidance. The Company believes the impact upon adoption of the new lease guidance will be the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheets and the impact is immaterial.

Derivatives and Hedging

In August 2017, the FASB issued authoritative guidance that amended the accounting for hedging activities. The guidance permits more hedging strategies to be eligible for hedge accounting and simplifies the application of hedge accounting guidance in areas where practice issues exist. The new authoritative guidance will be effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which for Xilinx would be the first quarter of fiscal 2020. Early adoption is permitted, including adoption in any interim periods after issuance of the authoritative guidance. The Company does not expect a material impact on its consolidated statements of income upon adoption of this authoritative guidance.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2019 and the Company did not adjust or override any fair value measurements as of March 30, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and March 31, 2018:

	March 30, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$428,150	$—	$—	$428,150
Financial institution securities	—	287,945	—	287,945
Non-financial institution securities	—	461,884	—	461,884
U.S. government and agency securities	149,578	53,520	—	203,098
Foreign government and agency securities	—	99,750	—	99,750
Short-term investments:
Financial institution securities	—	249,850	—	249,850
Non-financial institution securities	—	240,040	—	240,040
U.S. government and agency securities	93,149	37,838	—	130,987
Foreign government and agency securities	—	114,705	—	114,705
Mortgage-backed securities	—	670,770	—	670,770
Debt mutual fund	—	31,934	—	31,934
Asset-backed securities	—	76,369	—	76,369
Commercial mortgage-backed securities	—	116,539	—	116,539
Long-term investments:
Debt mutual fund	—	53,433	—	53,433
Total assets measured at fair value	$670,877	$2,494,577	$—	$3,165,454
Liabilities
Derivative financial instruments, net	$—	$9,009	$—	$9,009
Total liabilities measured at fair value	$—	$9,009	$—	$9,009
Net assets measured at fair value	$670,877	$2,485,568	$—	$3,156,445

	March 31, 2018
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$1,291,891	$—	$—	$1,291,891
Financial institution securities	—	359,901	—	359,901
Non-financial institution securities	—	242,904	—	242,904
U.S. government and agency securities	996	34,999	—	35,995
Foreign government and agency securities	—	179,957	—	179,957
Short-term investments:
Financial institution securities	—	75,000	—	75,000
Non-financial institution securities	—	81,939	—	81,939
U.S. government and agency securities	3,639	19,008	—	22,647
Mortgage-backed securities	—	844,397	—	844,397
Asset-backed securities	—	91,389	—	91,389
Commercial mortgage-backed securities	—	152,870	—	152,870
Long-term investments:
Debt mutual funds	—	89,670	—	89,670
Marketable equity securities	8,226	—	—	8,226
Total assets measured at fair value	$1,304,752	$2,172,034	$—	$3,476,786
Liabilities
Derivative financial instruments, net	$—	$26,091	$—	$26,091
Total liabilities measured at fair value	$—	$26,091	$—	$26,091
Net assets measured at fair value	$1,304,752	$2,145,943	$—	$3,450,695

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes and 2024 Notes as of March 30, 2019 were approximately, $501.8 million and $743.6 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 30, 2019, the Company had non-marketable equity securities in private companies of $74.6 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are also recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are only measured at fair value when indicators of impairment exist.

Note 4.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 30, 2019				March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$428,150	$—	$—	$428,150	$1,291,891	$—	$—	$1,291,891
Financial institution
securities	537,795	—	—	537,795	434,901	—	—	434,901
Non-financial institution
securities	702,483	3	(562)	701,924	326,219	—	(1,376)	324,843
U.S. government and
agency securities	334,185	39	(139)	334,085	58,913	1	(272)	58,642
Foreign government and
agency securities	214,455	—	—	214,455	179,957	—	—	179,957
Mortgage-backed securities	684,596	809	(14,635)	670,770	866,048	660	(22,311)	844,397
Asset-backed securities	76,852	—	(483)	76,369	92,751	16	(1,378)	91,389
Commercial mortgage-
backed securities	118,115	42	(1,618)	116,539	156,296	1	(3,427)	152,870
	$3,096,631	$893	$(17,437)	$3,080,087	$3,406,976	$678	$(28,764)	$3,378,890

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 30, 2019 and March 31, 2018.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 30, 2019 and March 31, 2018:

	March 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,767	$(4)	$51,044	$(558)	$55,811	$(562)
U.S. government and
agency securities	—	—	13,542	(139)	13,542	(139)
Mortgage-backed securities	34,595	(480)	597,394	(14,155)	631,989	(14,635)
Asset-backed securities	—	—	76,103	(483)	76,103	(483)
Commercial mortgage-
backed securities	1,354	(3)	112,294	(1,615)	113,648	(1,618)
	$40,716	$(487)	$850,377	$(16,950)	$891,093	$(17,437)

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$69,780	$(1,146)	$8,344	$(230)	$78,124	$(1,376)
U.S. government and
agency securities	13,471	(176)	9,176	(96)	22,647	(272)
Mortgage-backed securities	510,988	(11,048)	299,663	(11,263)	810,651	(22,311)
Asset-backed securities	57,128	(876)	32,696	(502)	89,824	(1,378)
Debt mutual funds	—	—	89,670	(11,680)	89,670	(11,680)
Commercial mortgage-
backed securities	95,435	(1,760)	56,051	(1,667)	151,486	(3,427)
	$746,802	$(15,006)	$495,600	$(25,438)	$1,242,402	$(40,444)

As of March 30, 2019, the gross unrealized losses that had been outstanding for both less than twelve months and more than twelve months were primarily related to mortgage-backed securities due to the general rising of the interest-rate environment, although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 30, 2019 and March 31, 2018 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-back securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amounts due to the Company. Additionally, in the past several years a portion of the Company's investment in mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 30, 2019 and March 31, 2018. The Company neither intends to sell these marketable debt securities nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 30, 2019
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,756,125	$1,756,001
Due after one year through five years	133,780	132,476
Due after five years through ten years	135,971	134,020
Due after ten years	642,605	629,440
	$2,668,481	$2,651,937

As of March 30, 2019, $895.9 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market and debt mutual funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Proceeds from sale of available-for-sale and equity securities	$35,734	$1,161,410	$695,030
Gross realized gains on sale of available-for-sale securities	$372	$7,258	$6,989
Gross realized losses on sale of available-for-sale securities	(51)	(7,947)	(3,457)
Net realized (losses) gains on sale of available-for-sale securities	$321	$(689)	$3,532
Amortization of premiums on available-for-sale securities	$8,118	$24,569	$29,360

The cost of securities matured or sold is based on the specific identification method.

Starting April 1, 2018, the Company records the change in the fair value of its investment in debt mutual funds and marketable equity securities as part of its interest and other income (expense), net. This change in fair value was a net decrease of $5.0 million for the twelve months ended March 30, 2019 and the Company recorded it within interest and other income (expense), net for the period in the consolidated statements of income.

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes, and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the twelve months ended March 30, 2019, the net change in fair values of the interest rate swap contracts and the underlying 2024 Notes was $18.9 million, which was recorded as a derivative liability for the interest rate swap contacts (as a component of other long-term liabilities on the consolidated balance sheets) and also a reduction from the carrying amount of 2024 Notes. There was no ineffectiveness during all periods presented.

As of March 30, 2019 and March 31, 2018, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 30, 2019	March 31, 2018
Singapore Dollar	$29,420	$24,914
Euro	39,408	38,987
Indian Rupee	77,973	62,472
British Pound	10,575	8,155
Japanese Yen	3,840	3,859
Chinese Yuan	34,386	8,260
	$195,602	$146,647

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2021. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of March 30, 2019, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 30, 2019 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.

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

The Company had the following derivative instruments as of March 30, 2019 and March 31, 2018, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 30, 2019	Prepaid expenses and other current assets	$2,802	Other accrued liabilities	$1,722
March 31, 2018	Prepaid expenses and other current assets	2,922	Other accrued liabilities	12

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2019 and 2018:

	Foreign Exchange Contracts
	Years Ended
(In thousands)	March 30, 2019	March 31, 2018
Amount of (losses)/gains recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(1,427)	$862
Amount of (losses)/gains reclassified from accumulated other comprehensive income into income (effective portion) *	(5,603)	4,655
Amount of losses recorded (ineffective portion) *	(4)	(14)

*Recorded in interest and other expense, net within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Stock-based compensation included in:
Cost of revenues	$8,820	$8,492	$8,014
Research and development	86,428	76,790	66,822
Selling, general and administrative	52,694	51,912	48,022
Executive transition costs	—	16,621	—
Stock-based compensation effect on income before taxes	147,942	153,815	122,858
Income tax effect	(29,361)	(40,188)	(37,752)
Net stock-based compensation effect on net income	$118,581	$113,627	$85,106

The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization was recognized in the period the forfeiture estimate was changed, and was not material for all periods presented.

During fiscal 2019, 2018 and 2017, there were no options granted and therefore the Company's stock-based compensation expense related to options, and the number of options outstanding as of March 30, 2019, were not material.

As of March 30, 2019 and March 31, 2018, the ending inventory balances included $2.1 million of capitalized stock-based compensation. During fiscal 2019, 2018 and 2017, the tax benefit realized for the tax deduction from restricted stock units (RSUs) and other awards totaled $44.4 million, $60.6 million and $53.3 million, respectively. The tax deduction includes amounts credited to income tax expense.

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

The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2019, 2018 and 2017 were $26.57, $17.95 and $13.00, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.33	0.29	0.24
Risk-free interest rate	2.5%	1.6%	0.7%
Dividend yield	1.7%	2.1%	2.4%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2019, 2018 and 2017 were $66.94, $60.18 and $44.38, respectively. The weighted average fair value of RSUs granted in fiscal 2019, 2018 and 2017 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Risk-free interest rate	2.7%	1.8%	0.9%
Dividend yield	2.1%	2.2%	2.8%

As of March 30, 2019, total unrecognized stock-based compensation costs related to ESPP was $26.0 million. The total unrecognized stock-based compensation cost for ESPP is expected to be recognized over a weighted-average period of 1.1 years.

Equity Incentive Plans

As of March 30, 2019, 11.3 million shares are available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
April 2, 2016	12,946
Additional shares reserved	2,500
Stock options cancelled	1
RSUs granted	(3,398)
RSUs cancelled	410
April 1, 2017	12,459
Additional shares reserved	1,900
RSUs granted	(3,718)
RSUs cancelled	701
March 31, 2018	11,342
Additional shares reserved	3,000
RSUs granted	(3,559)
RSUs cancelled	536
March 30, 2019	11,319

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2019 and 2018 was $475 thousand and $4.1 million, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
April 2, 2016	6,619	$40.74
Granted	3,398	$44.38
Vested (2)	(2,619)	$39.49
Cancelled	(410)	$41.63
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested (2)	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested (2)	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54	2.42	$929,644

Expected to vest as of March 30, 2019	5,733	$59.62	2.42	$726,876

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on March 30, 2019 of $126.79, multiplied by the number of RSUs outstanding or expected to vest as of March 30, 2019.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $131.5 million vested during fiscal 2019. As of March 30, 2019, total unrecognized stock-based compensation costs related to non-vested RSUs was $287.2 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 84% of all eligible employees participated in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 1.0 million shares for $48.3 million in fiscal 2019, 918 thousand shares for $44.3 million in fiscal 2018, and 1.2 million shares for $39.5 million in fiscal 2017. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2020. As of March 30, 2019, 11.4 million shares were available for future issuance.

Note 7. Supplemental Financial Information

The following tables disclose the current liabilities and other assets that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	March 30, 2019	March 31, 2018
Accrued payroll and related liabilities:
Accrued compensation	$120,658	$95,316
Deferred compensation plan liability	118,560	103,434
Others	8,050	7,617
	$247,268	$206,367

(In thousands)	March 30, 2019	March 31, 2018*
Other accrued liabilities:
Interest payable	$16,583	$14,169
Accruals related to software licenses	18,660	2,400
Others	46,316	43,111
	$81,559	$59,680

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

(In thousands)	March 30, 2019	March 31, 2018*
Other assets:
Deferred tax asset	$126,702	$96,848
Trust asset (deferred compensation plan)	109,271	95,310
Others	219,594	145,244
	$455,567	$337,402

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

Note 8.	Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through April 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company's building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company's leases contain renewal options for varying terms. Xilinx also leases cars under non-cancelable operating leases that expire at various dates through May 2023. Approximate future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal	(In thousands)
2020	$11,991
2021	10,747
2022	9,580
2023	5,444
2024	5,338
Thereafter	29,293
Total	$72,393

Aggregate future rental income to be received, which includes rents from both owned and leased property, totaled $9.2 million as of March 30, 2019. Rent expense, net of rental income, under all operating leases was $4.4 million for fiscal 2019, $3.9 million for fiscal 2018, and $5.0 million for fiscal 2017. Rental income was not material for fiscal 2019, 2018 or 2017.

Other commitments as of March 30, 2019 totaled $230.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of March 30, 2019, the Company had $4.4 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance, $18.3 million related to renovation of two of its properties and $38.9 million in commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2022.

Note 9.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Years Ended
(In thousands, except per share amounts)	March 30, 2019	March 31, 2018	April 1, 2017
Net income available to common stockholders	$889,750	$463,981	$628,133
Weighted average common shares outstanding-basic	252,762	249,595	252,301
Dilutive effect of employee equity incentive plans	3,672	2,754	2,284
Dilutive effect of 2017 Convertible Notes and warrants	—	5,611	14,228
Weighted average common shares outstanding-diluted	256,434	257,960	268,813
Basic earnings per common share	$3.52	$1.86	$2.49
Diluted earnings per common share	$3.47	$1.80	$2.34

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

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs were immaterial for fiscal 2019, 2018 and 2017. but could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 10.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Interest income	$77,295	$58,604	$51,121
Interest expense	(52,883)	(45,837)	(53,953)
Other expense, net	(12,879)	(7,410)	(5,482)
	$11,533	$5,357	$(8,314)

Note 11.	Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 30, 2019	March 31, 2018
Accumulated unrealized losses on available-for-sale securities, net of tax	$(12,725)	$(29,844)
Accumulated unrealized gains on hedging transactions, net of tax	95	1,674
Accumulated cumulative translation adjustment, net of tax	(10,780)	(6,339)
Accumulated other comprehensive loss	$(23,410)	$(34,509)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 12.	Debt and Credit Facility

2019 and 2021 Notes

On March 12, 2014, the Company issued the 2019 Notes and 2021 Notes at a discounted price of 99.477% and 99.281% of par, respectively. Interest on the 2019 Notes and 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $990.1 million from issuance of the 2019 Notes and 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2019 and 2021 Notes. On March 15, 2019, the 2019 Notes matured and the Company paid the aggregate outstanding principal of $500.0 million, plus accrued interest. As of March 30, 2019, the remaining term of the 2021 Notes is 2.0 years.

The following table summarizes the carrying value of the 2019 Notes and 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	March 30, 2019	March 31, 2018
Principal amount of the 2019 Notes	$—	$500,000
Unamortized discount of the 2019 Notes	—	(501)
Unamortized debt issuance costs associated with the 2019 Notes	—	(313)
Carrying value of the 2019 Notes	—	499,186
Principal amount of the 2021 Notes	500,000	500,000
Unamortized discount of the 2021 Notes	(1,063)	(1,593)
Unamortized debt issuance costs associated with the 2021 Notes	(467)	(711)
Carrying value of the 2021 Notes	$498,470	$497,696
Total carrying value	$498,470	$996,882

Interest expense related to the 2019 Notes and 2021 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Contractual coupon interest	$24,740	$25,625	$25,625
Amortization of debt issuance costs	557	586	586
Amortization of debt discount, net	1,030	1,049	1,022
Total interest expense related to the 2019 and 2021 Notes	$26,327	$27,260	$27,233

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received net proceeds of $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of March 30, 2019, the remaining term of the 2024 Notes is approximately 5.2 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $3.8 million during the twelve months ended March 30, 2019 and earned a net interest income of $4.4 million during the twelve months ended March 31, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the consolidated statements of income. As of March 30, 2019, the fair value of the interest rate swap contracts was $10.1 million, which was recorded in other long-term liabilities on the consolidated balance sheets.

The following table summarizes the carrying value of the 2024 Notes in the Company's consolidated balance sheets:

(In thousands)	March 30, 2019	March 31, 2018
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(642)	(755)
Unamortized debt issuance costs associated with the 2024 Notes	(2,932)	(3,500)
Carrying value of the 2024 Notes	746,426	745,745
Fair value hedge adjustment - interest rate swap contracts	(10,089)	(29,001)
Net carrying value of the 2024 Notes	$736,337	$716,744

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Contractual coupon interest (net of interest rate swap)	$25,875	$14,122	$—
Amortization of debt issuance costs	568	473	—
Amortization of debt discount	113	92	—
Total interest expense related to the 2024 Notes	$26,556	$14,687	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of March 30, 2019, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 13. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 30, 2019 and March 31, 2018, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. In May 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). The 2016 Repurchase Program has no stated expiration date. In May 2018, the Board also authorized the repurchase of the Company's common stock and debentures up to $500.0 million (2018 Repurchase Program).

Through March 30, 2019, the Company has used $953.7 million of the $1.00 billion authorized under the 2016 Repurchase Program, leaving $46.3 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 30, 2019 and March 31, 2018.

During fiscal 2019, the Company repurchased 2.4 million in the open market with independent financial institutions for a total of $161.6 million. During fiscal 2018, the Company repurchased 7.0 million shares of common stock in the open market and through accelerated share repurchase agreements with multiple independent financial institutions for a total of approximately $474.3 million.

Note 14.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018 *	April 1, 2017 *
Federal:
Current	$90,674	$565,765	$(19,097)
Deferred	(30,746)	(370,893)	65,049
	59,928	194,872	45,952
State:
Current	4,623	2,520	(938)
Deferred	2,545	7,813	3,170
	7,168	10,333	2,232
Foreign:
Current	16,282	23,483	21,121
Deferred	(4,796)	(1,290)	638
	11,486	22,193	21,759
Total	$78,582	$227,398	$69,943

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 30, 2019	March 31, 2018 *	April 1, 2017 *
Domestic	$173,082	$21,198	$43,662
Foreign	795,250	670,181	654,414
Income before income taxes	$968,332	$691,379	$698,076

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.
On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. Some provisions of the TCJA began to impact the Company in fiscal 2018, while other provisions impacted the Company beginning in fiscal 2019.

SAB 118 allows companies to record provisional amounts and recognize the effect of the tax law changes during a measurement period. The Company recorded provisional income tax expense of $214.7 million in its fiscal 2018 results. During fiscal 2019, the Company recorded income tax expense of $2.4 million as measurement period adjustments to the provisional amounts recorded in fiscal 2018. The measurement period adjustments include the impact of the Company's accounting policy election to recognize deferred taxes for temporary basis differences that are expected to reverse as GILTI income in future years. The measurement period ended in the third quarter of fiscal 2019. Although the measurement period has closed, further technical guidance related to the TCJA, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The Company recorded excess tax benefits associated with stock-based compensation of $14.2 million, $21.5 million, and $15.4 million in the provision for income taxes during fiscal 2019, 2018, and 2017 respectively.

As of March 30, 2019, the Company had state research tax credit carryforwards of approximately $195.9 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $148.0 million that is not likely to be recovered and has been reduced by a valuation allowance.

The provision for income taxes reconciles to the amount derived by applying the federal statutory income tax rate to income before provision for taxes as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018 *	April 1, 2017 *
Income before provision for taxes	$968,332	$691,379	$698,076
Federal statutory tax rate	21.0%	31.5%	35.0%
Computed expected tax	203,350	217,784	244,327
State taxes, net of federal benefit	6,379	9,785	1,791
Foreign earnings at lower tax rates	(98,387)	(188,174)	(120,737)
Tax credits	(31,679)	(19,708)	(34,146)
Transition tax	21,063	208,523	—
Deferred tax remeasurement	—	21,834	—
Excess benefits from stock-based compensation	(14,196)	(21,520)	(15,396)
Other	(7,948)	(1,126)	(5,896)
Provision for income taxes	$78,582	$227,398	$69,943

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. The benefits of Pioneer Status in Singapore for fiscal 2019, fiscal 2018 and fiscal 2017 were approximately $48.0 million ($0.19 per diluted share), $61.5 million ($0.24 per diluted share), and $56.2 million ($0.21 per diluted share), respectively. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following:

(In thousands)	March 30, 2019	March 31,2018*
Deferred tax assets:
Stock-based compensation	$18,514	$17,213
Accrued expenses	7,744	7,340
Tax credit carryforwards	155,036	140,406
Deferred compensation plan	27,186	24,121
Low income housing and other investments	6,366	5,836
GILTI deferred taxes	38,410	—
Other	22,997	15,338
Subtotal	276,253	210,254
Valuation allowance	(118,773)	(101,383)
Total deferred tax assets	157,480	108,871
Deferred tax liabilities:
Unremitted foreign earnings	(5,142)	(6,185)
Intangible assets	(20,775)	(762)
Distributor price adjustments	(11,464)	(168)
Other	(4,975)	(5,028)
Total deferred tax liabilities	(42,356)	(12,143)
Total net deferred tax assets	$115,124	$96,728

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

Long-term deferred tax assets of $126.7 million and $96.8 million as of March 30, 2019 and March 31, 2018, respectively, were included in other assets on the consolidated balance sheet.

As of March 30, 2019 and March 31, 2018, gross deferred tax assets were offset by valuation allowances of $118.8 million and $101.4 million, respectively, which were primarily associated with state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands)	March 30, 2019	March 31, 2018
Balance as of beginning of fiscal year	$125,148	$30,437
Increases in tax positions for prior years	18,156	90,716
Decreases in tax positions for prior years	(666)	(1,063)
Increases in tax positions for current year	5,132	5,158
Settlements	—	—
Lapses in statutes of limitation	(154)	(100)
Balance as of end of fiscal year	$147,616	$125,148

The Company’s total gross unrecognized tax benefits increased by $22.5 million during fiscal 2019. If the remaining balance of $147.6 million and $125.1 million of unrecognized tax benefits as of March 30, 2019 and March 31, 2018, respectively, were realized in a future period, it would result in a tax benefit of $35.3 million and $15.1 million, respectively, thereby reducing the effective tax rate. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037.

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

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2014.

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

Geographic revenue information for fiscal 2019, 2018 and 2017 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018 *	April 1, 2017 *
North America:
United States	$748,245	$652,222	$605,999
Other (individual countries less than 10%)	100,478	96,694	132,300
Total North America	848,723	748,916	738,299

Asia Pacific:
China	850,595	638,180	599,812
Other (individual countries less than 10%)	534,987	370,307	358,844
Total Asia Pacific	1,385,582	1,008,487	958,656

Europe	586,893	501,049	461,116
Japan	237,842	208,571	198,671
Total Foreign	2,210,317	1,718,107	1,618,443
Worldwide Total	$3,059,040	$2,467,023	$2,356,742

* Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

Net long-lived assets by country at fiscal year-ends were as follows:

	Years Ended
(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
United States	$212,385	$206,406	$211,995
Foreign:
Ireland	36,984	38,257	40,626
Singapore	62,257	45,013	39,345
Other (individual countries less than 10%)	17,303	14,441	11,859
Total foreign	116,544	97,711	91,830
Worldwide total	$328,929	$304,117	$303,825

Note 16.	Litigation Settlements and Contingencies

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

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx.  On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  The Court has not yet ruled on Avnet’s motion.

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

Note 17.	Goodwill and Acquisition-Related Intangibles

The gross and net amounts of goodwill and of acquisition-related intangibles for all acquisitions were as follows:

			Weighted-Average
(In thousands)	March 30, 2019	March 31, 2018	Amortization Life
Goodwill	$340,718	$162,421
Core technology, gross	107,250	82,480
Less accumulated amortization	(82,611)	(78,562)
Core technology, net	24,639	3,918	4.3 years
Other intangibles, gross	51,016	46,966
Less accumulated amortization	(47,642)	(46,761)
Other intangibles, net	3,374	205	2.5 years
In-process research and development (not subject to amortization)	52,710	—
Total acquisition-related intangibles, gross	210,976	129,446
Less accumulated amortization	(130,253)	(125,323)
Total acquisition-related intangibles, net	$80,723	$4,123

Amortization expense for acquisition-related intangibles for fiscal 2019, 2018 and 2017 were $4.9 million, $2.2 million and $5.1 million, respectively.

During the second quarter of fiscal 2019, the Company recorded $178.3 million of goodwill and $81.5 million of intangibles attributable to the acquisition of Deephi Technology. Ltd (Deephi Tech). See "Note 20. Business Combination" to the Company's consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of March 30, 2019, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2020	$7,464
2021	7,442
2022	6,089
2023	4,954
Thereafter	2,064
Total	$28,013
In-process research and development is not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $15.1 million, $14.7 million and $12.9 million in fiscal 2019, 2018 and 2017, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) accounts. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 75% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 30, 2019, there were 230 participants in the Plan who self-direct their contributions into a menu of hypothetical investment options offered by the Plan that tracks a portfolio of various deemed investment funds. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 30, 2019, Plan assets of $109.3 million were included in other assets within the consolidated balance sheet and obligations of $118.6 million were included in accrued payroll and related liabilities. As of March 31, 2018, Plan assets were $95.3 million and obligations were $103.4 million.

Note 19. Executive Transition Costs

During the fourth quarter of fiscal 2018, the Company announced the transition of its President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, the Company also implemented restructuring measures to realign resources and drive overall operating efficiencies, which impacted approximately 60 positions in various geographies and functions worldwide. The Company recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2019, the remaining accrual for severance and other benefits was immaterial.

Note 20. Business Combination

During the second quarter of fiscal 2019, the Company completed the acquisition of Deephi Tech by acquiring all its outstanding ordinary shares. Deephi Tech was a privately held start-up with industry-leading capabilities in machine learning and focusing on system-level neural network optimization. This acquisition strengthens the Company's capabilities in artificial intelligence applications.
Total purchase consideration to acquire Deephi Tech was $251.9 million, including $11.5 million of fair value from the Company's preexisting investment in Deephi Tech and $6.3 million of cash acquired. The Company incurred $3.4 million of acquisition related costs, which was recorded in the operating expenses of consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Deephi Tech and recorded $6.5 million gain in its consolidated statements of income as part of interest and other income, net.
Subsequent to the acquisition, the financial results for Deephi Tech are included in the Company's consolidated financial statements. Prior to the acquisition, the financial results for Deephi Tech were not significant for pro forma financial information.
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

Note 21. Subsequent Event

On April 18, 2019, the Company's Board of Directors declared a cash dividend of $0.37 per common share for the first quarter of fiscal 2020. The dividend is payable on June 3, 2019 to stockholders of record as of May 16, 2019.

In April 2019, the Company entered into a definitive agreement to acquire Solarflare Communications, Inc., a leading provider of high-performance and low latency networking solutions for customers. The total consideration is approximately $400.0 million, subject to certain closing adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. (the Company) as of March 30, 2019 and March 31, 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2019, and the related notes and financial statement schedule listed in the Index at Part IV, Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 10, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments effective April 1, 2018 under the full retrospective method.
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
May 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Xilinx, Inc.'s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Xilinx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2019 and March 31, 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2019, and the related notes and financial statement schedule listed in the Index at Part IV, Item 15(a)(2) and our report dated May 10, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
May 10, 2019

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended April 1, 2017:
Allowance for doubtful accounts	$3,341	$—	$141	$3,200
Valuation allowance for deferred tax assets	$62,179	$10,341	$—	$72,520
For the year ended March 31, 2018:
Allowance for doubtful accounts	$3,200	$—	$30	$3,170
Valuation allowance for deferred tax assets	$72,520	$28,863	$—	$101,383
For the year ended March 30, 2019:
Allowance for doubtful accounts	$3,170	$—	$—	$3,170
Valuation allowance for deferred tax assets	$101,383	$17,390	$—	$118,773

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 30, 2019 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$684,370	$746,252	$800,057	$828,361
Gross margin	477,482	514,632	552,154	558,904
Income before income taxes	212,917	239,144	256,590	259,680
Net income	190,038	215,712	239,360	244,640
Net income per common share: (2)
Basic	$0.75	$0.85	$0.95	$0.96
Diluted	$0.74	$0.84	$0.93	$0.95
Shares used in per share calculations:
Basic	252,682	252,988	253,060	253,855
Diluted	255,935	255,522	256,374	258,177
Cash dividends declared per common share	$0.36	$0.36	$0.36	$0.36

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019 was a 52-week year and each quarter was a 13-week quarter.

(2)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)
Year ended March 31, 2018 (1)	First Quarter (3)	Second Quarter (3)	Third Quarter (3)	Fourth Quarter (3)
Net revenues	$602,810	$627,419	$598,603	$638,191
Gross margin	411,986	441,734	420,634	449,250
Income before income taxes	170,894	194,017	166,766	159,703
Net income (loss)	157,244	173,751	(12,485)	145,471
Net income (loss) per common share: (2)
Basic	$0.63	$0.70	$(0.05)	$0.57
Diluted	$0.59	$0.67	$(0.05)	$0.56
Shares used in per share calculations:
Basic	247,911	248,094	254,089	254,559
Diluted	265,797	258,217	254,089	257,916
Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35

(1)
Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2018 was a 53-week year and each quarter was a 13-week quarter except the third quarter, which was a 14-week quarter.

(2)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(3)	Prior year balances have been restated to reflect the retrospective application of the new revenue recognition accounting standard.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 30, 2019.

The effectiveness of the Company's internal control over financial reporting as of March 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 30, 2019 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
2007 Equity Plan	7,340	(1)	$35.42	(2)	11,319	(3)
Employee Stock Purchase Plan	N/A		N/A		11,363
Total-Approved Plans	7,340		$35.42		22,682
Equity Compensation Plans Not Approved by Security Holders	—		$—		—
Total-All Plans	7,340		$35.42		22,682

(1)	Includes approximately 7.3 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(2)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013, August 13, 2014, August 10, 2016, August 9, 2017, and August 1, 2018 our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares, 3.0 million shares, 2.5 million shares, 1.9 million shares and 3.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended effective as of December 5, 2018	8-K	000-18548	3.2	12/7/2018
4.1		Indenture, dated as of March 5, 2007, between the Company as Issuer and The Bank of New York Trust Company, N. A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.2		Indenture, dated as of June 9, 2010, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.3		Indenture, dated as of June 14, 2007, between the Company as Issuer and The Bank of New Mellon Trust Company, N.A. as Trustee	S-3	333-143769	4.4	6/15/2007
4.4		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	8-K	000-18548	4.01	3/13/2014
4.5		Supplemental Indenture, dated as of May 30, 2017, between the Company and U.S. Bank National Association, as trustee for the 2024 Notes	8-K	000-18548	4.01	5/30/2017
4.6		Third Supplemental Indenture, dated as of August 31, 2017, between the Company and U.S. Bank National Association, as trustee	8-K	000-18548	99.1	9/1/2017
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	6/20/2018
10.2P	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.3	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	6/20/2018
10.4	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.6	*	Form of Performance-Based Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	8-K	000-18548	99.1	7/5/2007
10.7	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.8	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.9	+	Master Distributor Agreement, dated as of March 12, 2014, between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.10	*	Summary of Fiscal Year 2018 Executive Incentive Plan	8-K	000-18548	N/A	5/12/2017
10.11	*	Form of Change in Control Agreement	8-K	000-18548	10.2	1/20/2016
10.12	*	Amendment and Restatement of Employment Agreement with Moshe Gavrielov	8-K	000-18548	10.1	4/12/2017
10.13		Amendment, dated as of February 20, 2015, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.15	5/15/2017
10.14	+	Amendment, dated as of March 28, 2016, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.16	5/15/2017
10.15	+	Addendum, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.17	5/15/2017
10.16		Amendment, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/15/2017
10.17	+	Amendment, dated as of April 20, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-Q	000-18548	10.1	7/28/2017
10.18		Employment Agreement, dated as of January 4, 2018, by and between Xilinx, Inc. and Victor Peng	8-K	000-18548	10.1	1/5/2018
10.19	+	Sales Exhibit, dated July 9, 2018 entered into pursuant to the Addendum to Master Distribution Agreement, dated April 20, 2017, by and between the Company and Avnet, Inc.	10-Q	000-18548	10.1	10/25/2018
10.20	*	Separation Agreement between the Company and Steven Glaser dated January 5, 2018	10-Q	000-18548	10.1	7/27/2018
21.1		Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
P	Filed on Paper

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 10, 2019

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

Signature	Title	Date

/s/ Victor Peng	President and Chief Executive Officer (Principal Executive Officer) and Director	May 10, 2019
(Victor Peng)

/s/ Lorenzo A. Flores	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 10, 2019
(Lorenzo A. Flores)

/s/ Dennis Segers	Chairman of the Board of Directors	May 10, 2019
(Dennis Segers)

/s/ Raman K. Chitkara	Director	May 10, 2019
(Raman K. Chitkara)

/s/ Saar Gillai	Director	May 10, 2019
(Saar Gillai)

/s/ Ronald S. Jankov	Director	May 10, 2019
(Ronald S. Jankov)

/s/ Mary Louise Krakauer	Director	May 10, 2019
(Mary Louise Krakauer)

/s/ Thomas H. Lee	Director	May 10, 2019
(Thomas H. Lee)

/s/ J. Michael Patterson	Director	May 10, 2019
(J. Michael Patterson)

/s/ Albert A. Pimentel	Director	May 10, 2019
(Albert A. Pimentel)

/s/ Marshall C. Turner	Director	May 10, 2019
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 10, 2019
(Elizabeth W. Vanderslice)