Form 10-Q
period 2019-06-29
XILINX INC
filed 2019-07-26
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______ .
Commission File Number 000-18548
 ______________________________________________________________________________
XILINX, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________

Delaware	2100 Logic Drive	77-0188631
(State or other jurisdiction of incorporation or organization)	San Jose	(I.R.S. Employer Identification No.)
	California	95124
	(Address of principal executive offices)	(Zip Code)
(408) 559-7778
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	XLNX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 12, 2019
Common Stock, $0.01 par value	252,604,743

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Quarterly Report and involve numerous known and unknown risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Quarterly Report or in any of our other communications for any reason.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 29, 2019	June 30, 2018
Net revenues	$849,632	$684,370
Cost of revenues:
Cost of products sold	283,500	206,888
Amortization of acquisition-related intangibles	3,269	—
Total cost of revenues	286,769	206,888
Gross margin	562,863	477,482
Operating expenses:
Research and development	204,100	170,826
Selling, general and administrative	107,425	90,532
Amortization of acquisition-related intangibles	400	360
Total operating expenses	311,925	261,718
Operating income	250,938	215,764
Interest and other income (expense), net	11,612	(2,847)
Income before income taxes	262,550	212,917
Provision for income taxes	21,091	22,879
Net income	$241,459	$190,038
Net income per common share:
Basic	$0.95	$0.75
Diluted	$0.94	$0.74
Cash dividends per common share	$0.37	$0.36
Shares used in per share calculations:
Basic	253,268	252,682
Diluted	257,928	255,935

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Net income	$241,459	$190,038
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	9,754	(1,660)
Reclassification adjustment for gains on available-for-sale securities	(433)	(51)
Change in unrealized gains (losses) on hedging transactions	430	(5,619)
Reclassification adjustment for (gains) losses on hedging transactions	822	(441)
Cumulative translation adjustment, net	(635)	(2,050)
Other comprehensive income (loss)	9,938	(9,821)
Total comprehensive income	$251,397	$180,217

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 29, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,590,026	$1,544,490
Short-term investments	1,293,111	1,631,194
Accounts receivable, net	305,955	335,165
Inventories	336,758	315,358
Prepaid expenses and other current assets	63,718	65,771
Total current assets	3,589,568	3,891,978
Property, plant and equipment, at cost	937,467	902,993
Accumulated depreciation and amortization	(586,912)	(574,064)
Net property, plant and equipment	350,555	328,929
Long-term investments	54,849	53,433
Goodwill	354,248	340,718
Acquisition-related intangibles, net	95,245	80,723
Other assets	523,433	455,567
Total Assets	$4,967,898	$5,151,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,375	$117,491
Accrued payroll and related liabilities	229,718	247,268
Income taxes payable	49,443	28,718
Other accrued liabilities	96,574	81,559
Total current liabilities	497,110	475,036
Long-term debt	1,245,263	1,234,807
Long-term income taxes payable	514,318	515,192
Other long-term liabilities	98,623	64,804
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,510	2,539
Additional paid-in capital	880,305	1,005,411
Retained earnings	1,743,241	1,876,969
Accumulated other comprehensive loss	(13,472)	(23,410)
Total stockholders’ equity	2,612,584	2,861,509
Total Liabilities and Stockholders’ Equity	$4,967,898	$5,151,348

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$241,459	$190,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	23,853	15,075
Amortization - others	9,085	7,333
Stock-based compensation	42,753	35,608
Benefit for deferred income taxes	(2,114)	(13,532)
Others	(10,240)	6,442
Changes in assets and liabilities:
Accounts receivable, net	29,211	(74,652)
Inventories	(21,400)	(10,924)
Prepaid expenses and other current assets	620	2,140
Other assets	(13,408)	(7,770)
Accounts payable	(9,106)	9,320
Accrued liabilities	(13,830)	(32,437)
Income taxes payable	21,333	49,527
Net cash provided by operating activities	298,216	176,168
Cash flows from investing activities:
Purchases of available-for-sale securities	(361,315)	(559,159)
Proceeds from sale and maturity of available-for-sale and equity securities	707,388	155,230
Purchases of property, plant and equipment and software	(29,201)	(26,359)
Other investing activities	3,549	(13,900)
Acquisition of business, net of cash acquired	(25,145)	—
Net cash provided by (used in) investing activities	295,276	(444,188)
Cash flows from financing activities:
Repurchases of common stock	(444,995)	(137,300)
Taxes paid related to net share settlements of restricted stock units	(4,122)	(5,495)
Proceeds from issuance of common stock through various stock plans	3	214
Payment of dividends to stockholders	(93,961)	(90,675)
Other financing activities	(4,881)	(663)
Net cash used in financing activities	(547,956)	(233,919)
Net increase (decrease) in cash and cash equivalents	45,536	(501,939)
Cash and cash equivalents at beginning of period	1,544,490	2,179,328
Cash and cash equivalents at end of period	$1,590,026	$1,677,389
Supplemental disclosure of cash flow information:
Interest paid	$23,013	$21,174
Income taxes paid (refunded), net	$1,661	$(13,328)

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended June 29, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	241,459	—	241,459
Other comprehensive income	—	—	—	—	9,938	9,938
Tax withholding related to vesting of restricted stock units and other	96	1	(4,120)	—	—	(4,119)
Repurchase and retirement of common stock	(2,967)	(30)	(163,739)	(281,226)	—	(444,995)
Stock-based compensation expense	—	—	42,753	—	—	42,753
Cash dividends declared ($0.37 per common share)	—	—	—	(93,961)	—	(93,961)
Balance as of June 29, 2019	251,020	$2,510	$880,305	$1,743,241	$(13,472)	$2,612,584

Three Months Ended June 30, 2018	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 31, 2018	253,377	$2,534	$878,672	$1,513,656	$(34,509)	$2,360,353
Components of comprehensive income:
Net income	—	—	—	190,038	—	190,038
Other comprehensive loss	—	—	—	—	(9,821)	(9,821)
Cumulative-effect of equity investments adoption	—	—	—	(8,399)	8,399	—
Tax withholding related to vesting of restricted stock units and other	144	2	(5,283)	—	—	(5,281)
Repurchase and retirement of common stock	(2,071)	(21)	(14,409)	(133,377)	—	(147,807)
Stock-based compensation expense	—	—	35,608	—	—	35,608
Cumulative-effect of deferred tax from intra-entity asset transfer adoption	—	—	—	(13,776)	—	(13,776)
Cash dividends declared ($0.36 per common share)	—	—	—	(90,675)	—	(90,675)
Balance as of June 30, 2018	251,450	$2,515	$894,588	$1,457,467	$(35,931)	$2,318,639

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 30, 2019. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2020 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2020 and fiscal 2019 are both 52-week years ending on March 28, 2020 and March 30, 2019, respectively. The quarters ended June 29, 2019 and June 30, 2018 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company adopted this authoritative guidance using modified retrospective method during first quarter of fiscal 2020 and resulted in the recognition of right-of-use assets of approximately $50.0 million and lease liabilities for operating leases of approximately $50.0 million on March 31, 2019, the beginning of fiscal 2020. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. On the commencement date, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. The Company has elected the practical expedients to not separate lease and non-lease components within lease transactions, and not to record on the balance sheet leases with a term of 12 months or less. The Company also has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

The Company recognizes its operating leases within its other assets, other accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheets. The Company's finance leases were immaterial.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 29, 2019 and March 30, 2019, Avnet accounted for 40% and 37% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 40% and 52% of the Company’s worldwide net revenues in the first quarter of fiscal 2020 and 2019, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the first quarter of fiscal 2020 and 2019, approximately 50% and 63%, respectively, of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.
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

No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2020 and 2019.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 91% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of June 29, 2019, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2020 and the Company did not adjust or override any fair value measurements as of June 29, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and March 30, 2019:

	June 29, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$585,075	$—	$—	$585,075
Financial institution securities	—	209,853	—	209,853
Non-financial institution securities	—	179,408	—	179,408
U.S. government and agency securities	149,935	12,304	—	162,239
Foreign government and agency securities	—	364,461	—	364,461
Short-term investments:
Financial institution securities	—	300,000	—	300,000
Non-financial institution securities	—	132,405	—	132,405
U.S. government and agency securities	67,095	38,082	—	105,177
Foreign government and agency securities	—	34,946	—	34,946
Mortgage-backed securities	—	576,547	—	576,547
Asset-backed securities	—	50,271	—	50,271
Commercial mortgage-backed securities	—	93,765	—	93,765
Long-term investments:
Debt mutual fund	—	54,849	—	54,849
Derivative financial instruments, net	—	1,306	—	1,306
Total assets measured at fair value	$802,105	$2,048,197	$—	$2,850,302

	March 30, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$428,150	$—	$—	$428,150
Financial institution securities	—	287,945	—	287,945
Non-financial institution securities	—	461,884	—	461,884
U.S. government and agency securities	149,578	53,520	—	203,098
Foreign government and agency securities	—	99,750	—	99,750
Short-term investments:
Financial institution securities	—	249,850	—	249,850
Non-financial institution securities	—	240,040	—	240,040
U.S. government and agency securities	93,149	37,838	—	130,987
Foreign government and agency securities	—	114,705	—	114,705
Mortgage-backed securities	—	670,770	—	670,770
Debt mutual fund	—	31,934	—	31,934
Asset-backed securities	—	76,369	—	76,369
Commercial mortgage-backed securities	—	116,539	—	116,539
Long-term investments:
Debt mutual fund	—	53,433	—	53,433
Total assets measured at fair value	$670,877	$2,494,577	$—	$3,165,454
Liabilities
Derivative financial instruments, net	$—	$9,009	$—	$9,009
Total liabilities measured at fair value	$—	$9,009	$—	$9,009
Net assets measured at fair value	$670,877	$2,485,568	$—	$3,156,445

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes and 2024 Notes as of June 29, 2019 were approximately $503.7 million and $762.5 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 29, 2019, the Company had non-marketable equity securities in private companies of $72.8 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 29, 2019				March 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$585,075	$—	$—	$585,075	$428,150	$—	$—	$428,150
Financial institution
securities	509,853	—	—	509,853	537,795	—	—	537,795
Non-financial institution
securities	311,954	35	(176)	311,813	702,483	3	(562)	701,924
U.S. government and
agency securities	267,414	49	(47)	267,416	334,185	39	(139)	334,085
Foreign government and
agency securities	399,407	—	—	399,407	214,455	—	—	214,455
Mortgage-backed securities	580,189	1,524	(5,166)	576,547	684,596	809	(14,635)	670,770
Asset-backed securities	50,358	26	(113)	50,271	76,852	—	(483)	76,369
Commercial mortgage-
backed securities	94,298	60	(593)	93,765	118,115	42	(1,618)	116,539
	$2,798,548	$1,694	$(6,095)	$2,794,147	$3,096,631	$893	$(17,437)	$3,080,087

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 29, 2019 and March 30, 2019.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 29, 2019 and March 30, 2019:

	June 29, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$—	$—	$38,010	$(176)	$38,010	$(176)
U.S. government and
agency securities	—	—	13,633	(47)	13,633	(47)
Mortgage-backed securities	40,762	(148)	411,450	(5,018)	452,212	(5,166)
Asset-backed securities	6,458	(3)	35,955	(110)	42,413	(113)
Commercial mortgage-
backed securities	7,060	(16)	68,478	(577)	75,538	(593)
	$54,280	$(167)	$567,526	$(5,928)	$621,806	$(6,095)

	March 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,767	$(4)	$51,044	$(558)	$55,811	$(562)
U.S. government and
agency securities	—	—	13,542	(139)	13,542	(139)
Mortgage-backed securities	34,595	(480)	597,394	(14,155)	631,989	(14,635)
Asset-backed securities	—	—	76,103	(483)	76,103	(483)
Commercial mortgage-
backed securities	1,354	(3)	112,294	(1,615)	113,648	(1,618)
	$40,716	$(487)	$850,377	$(16,950)	$891,093	$(17,437)

As of June 29, 2019, the gross unrealized losses that had been outstanding for both less than twelve months and more than twelve months were primarily related to mortgage-backed securities, which was primarily due to the general rising of the interest-rate environment although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 29, 2019 and March 30, 2019 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 29, 2019 and March 30, 2019. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 29, 2019
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,449,786	$1,449,796
Due after one year through five years	112,270	111,905
Due after five years through ten years	120,976	120,656
Due after ten years	530,441	526,715
	$2,213,473	$2,209,072

As of June 29, 2019, $759.3 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds and debt mutual funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Proceeds from sale of available-for-sale securities	$156,094	$895
Gross realized gains on sale of available-for-sale securities	$604	$96
Gross realized losses on sale of available-for-sale securities	(39)	(47)
Net realized gains on sale of available-for-sale securities	$565	$49
Amortization of premiums on available-for-sale securities	$711	$2,491

The cost of securities matured or sold is based on the specific identification method.

The Company records the change in the fair value of its investment in debt mutual funds as part of its interest and other income (expense), net. This change in fair value was a net increase of $1.4 million for the three months ended June 29, 2019 and resulted in a gain within interest and other income (expense) net for the period. During the three months ended June 29, 2019, the Company sold a debt mutual fund and recognized a loss of an immaterial amount.

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

In May 2017, the Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Changes in fair values of the interest rate swap contracts and the 2024 Notes were recorded in the Company’s consolidated balance sheets. During the three months ended June 29, 2019, the Company sold the interest rate swap contracts for an immaterial gain. The gain will be amortized as a reduction to interest expense over the remaining life of the 2024 Notes. As a result of the sale, the Company recorded the net change in fair value of the interest rate swap contracts of $11.7 million in the Company's condensed consolidated balance sheets for the period ended June 29, 2019. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. There was no ineffectiveness during all periods presented.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Stock-based compensation included in:
Cost of revenues	$2,613	$2,035
Research and development	24,874	20,930
Selling, general and administrative	15,266	12,643
	$42,753	$35,608

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of June 29, 2019, 11.1 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54
Granted	325	$98.73
Vested	(133)	$55.40
Cancelled	(64)	$64.91
June 29, 2019	7,459	$61.28

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2020 was $98.73 ($65.69 for the first quarter of fiscal 2019), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 29, 2019	June 30, 2018
Risk-free interest rate	2.1%	2.7%
Dividend yield	1.2%	2.1%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first three months of fiscal 2020 and 2019, the Company withheld $4.1 million and $5.5 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations. The amounts of excess tax benefits, primarily from RSU vesting, were immaterial for all periods presented.

Employee Stock Purchase Plan

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model. Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Therefore, no shares were issued during the first quarter of fiscal 2020 or 2019. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2020. As of June 29, 2019, 11.4 million shares were available for future issuance under the Company's ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	June 29, 2019	June 30, 2018
Net income available to common stockholders	$241,459	$190,038
Weighted average common shares outstanding-basic	253,268	252,682
Dilutive effect of employee equity incentive plans	4,660	3,253
Weighted average common shares outstanding-diluted	257,928	255,935
Basic net income per common share	$0.95	$0.75
Diluted net income per common share	$0.94	$0.74

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These options and RSUs were immaterial for the first quarter of fiscal 2020 and 2019, respectively, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 29, 2019	March 30, 2019
Raw materials	$40,593	$39,727
Work-in-process	233,149	213,784
Finished goods	63,016	61,847
	$336,758	$315,358

Note 10.	Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of June 29, 2019, the remaining term of the 2021 Notes is 1.7 years respectively.

The following table summarizes the carrying value of the 2021 Notes as of June 29, 2019 and March 30, 2019:

(In thousands)	June 29, 2019	March 30, 2019
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(928)	(1,063)
Unamortized debt issuance costs associated with 2021 Notes	(406)	(467)
Carrying value of the 2021 Notes	$498,666	$498,470

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Contractual coupon interest	$3,750	$3,750
Amortization of debt issuance costs	61	61
Amortization of debt discount, net	135	131
Total interest expense related to the 2021 Notes	$3,946	$3,942

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of June 29, 2019, the remaining term of the 2024 Notes is approximately 5.0 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $1.0 million for the three months ended June 29, 2019 and earned a net interest income of $851 thousand for the three months ended June 30, 2018, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. During the three months ended June 29, 2019, the Company sold the interest rate swap contracts for an immaterial gain. The gain will be amortized as a reduction to interest expense over the remaining life of the 2024 Notes.

The following table summarizes the carrying value of the 2024 Notes as of June 29, 2019 and March 30, 2019:

(In thousands)	June 29, 2019	March 30, 2019
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(613)	(642)
Unamortized debt issuance costs associated with 2024 Notes	(2,790)	(2,932)
Carrying Value of the 2024 Notes	$746,597	$746,426
Fair value hedge adjustment — interest rate swap contracts	—	(10,089)
Net carrying value of the 2024 Notes	$746,597	$736,337

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Contractual coupon interest (including interest rate swap, net)	$6,542	$6,382
Amortization of debt issuance costs	142	142
Amortization of debt discount, net	29	28
Total interest expense related to the 2024 Notes	$6,713	$6,552

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 29, 2019, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2016, the Board authorized the repurchase of up to $1.00 billion of the Company's common stock and debentures (2016 Repurchase Program). On May 16, 2018, the Board authorized another program (2018 Repurchase Program) to repurchase the Company's common stock and debentures up to $500.0 million. The 2016 and 2018 Repurchase Programs have no stated expiration date.

Through June 29, 2019, the Company fully utilized the entire amount authorized under the 2016 Repurchase Program and used $266.7 million of the $500.0 million authorized under the 2018 Repurchase Program, leaving $233.3 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of June 29, 2019 and March 30, 2019.

During the first quarter of fiscal 2020, the Company repurchased 1.4 million shares of common stock in the open market for a total of $145.0 million. Additionally, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under the 2018 Repurchase Program. Under the agreement, the Company provided the financial institution with an up-front payment totaling $300.0 million and the financial institution agreed to deliver to the Company a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, the Company received an initial 1.6 million shares of common stock during the first quarter of fiscal 2020 for $168.1 million (estimated based on volume-weighted average price up to June 29, 2019). The initial shares received by the Company were retired, accounted for as a reduction to stockholders' equity in the condensed consolidated balance sheets and treated as a repurchase of common stock for purposes of calculating earnings per share. The remaining estimated $131.9 million under this arrangement is considered indexed to the Company's common stock and met all of the applicable criteria for equity classification. The Company expects to receive additional shares and a portion of the remaining estimated $131.9 million back during the next quarter.

During the first quarter of fiscal 2019, the Company repurchased 2.1 million shares of common stock in the open market for a total of $136.8 million.

Note 12.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Interest income	$17,989	$17,397
Interest expense	(10,659)	(13,372)
Other income (expense), net	4,282	(6,872)
Total interest and other income (expense), net	$11,612	$(2,847)

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	June 29, 2019	March 30, 2019
Accumulated unrealized losses on available-for-sale securities, net of tax	$(3,404)	$(12,725)
Accumulated unrealized gains on hedging transactions, net of tax	1,347	95
Accumulated cumulative translation adjustment, net of tax	(11,415)	(10,780)
Total accumulated other comprehensive loss	$(13,472)	$(23,410)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax provision of $21.1 million for the first quarter of fiscal 2020 as compared to $22.9 million in the same prior year period, representing effective tax rates of 8% and 11%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by U.S. tax on global intangible low-taxed income (GILTI).

The Company’s total gross unrecognized tax benefits as of June 29, 2019, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $1.2 million in the first quarter of fiscal 2020 to $148.8 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $36.5 million as of June 29, 2019. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

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

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit, which will consist of a panel of 11 judges. In the case of a denial of a Ninth Circuit en banc rehearing or a decision against Altera following an en banc rehearing, Altera can appeal to the United States Supreme Court for review. Since the Altera decision is not yet final, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of the fiscal quarter ended June 29, 2019, the potential impact of a final adverse decision to the consolidated statement of income could be as much as $45.0 million for prior years' taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

Note 15.	Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of June 29, 2019:

Fiscal	(In thousands)
2020 (remaining nine months)	$10,825
2021	9,785
2022	8,822
2023	6,369
2024	5,573
Thereafter	34,677
Total lease payments	$76,051
Less: Imputed interest	$(18,951)
Total lease liabilities	$57,100

The company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	June 29, 2019
Other assets	$56,173
Other accrued liabilities	8,798
Other long-term liabilities	$48,302

The components of lease costs were as follows:

(In thousands)	June 29, 2019
Operating lease cost	$4,272
Lease income	(796)
Total lease cost	$3,476

Other information related to leases were as follows:

($ in thousands)	June 29, 2019
Cash paid for operating leases included in operating cash flows	$3,343
Weighted-average remaining lease term - operating leases (in years)	8.1
Weighted-average remaining discount rate - operating leases	5.8%

Other commitments as of June 29, 2019 totaled $197.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of June 29, 2019, the Company also had $2.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance, $15.4 million related to renovation of properties and $36.1 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through June 2023.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2020 and the end of fiscal 2019, the accrual balances of the product warranty liability were immaterial.

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

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019.

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

Note 18.	Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of June 29, 2019 and March 30, 2019 was as follows:

			Weighted-Average
(In thousands)	June 29, 2019	March 30, 2019	Amortization Life
Goodwill	$354,248	$340,718
Core technology, gross	159,960	107,250
Less accumulated amortization	(85,880)	(82,611)
Core technology, net	74,080	24,639	4.8 years
Other intangibles, gross	52,120	51,016
Less accumulated amortization	(48,042)	(47,642)
Other intangibles, net	4,078	3,374	2.1 years

In-process research and development	17,087	52,710
Total acquisition-related intangibles, gross	229,167	210,976
Less accumulated amortization	(133,922)	(130,253)
Total acquisition-related intangibles, net	$95,245	$80,723

Based on the carrying value of acquisition-related intangibles recorded as of June 29, 2019, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2020 (remaining nine months)	$13,919
2021	18,536
2022	16,723
2023	15,496
2024	12,606
Thereafter	878
Total	$78,158
In-process research and development is not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

Note 19.	Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
North America	$198,831	$193,443
Asia Pacific	431,181	303,892
Europe	153,288	131,929
Japan	66,332	55,106
Total net revenues	$849,632	$684,370

Geographic revenue information for the first quarter of fiscal 2020 and 2019 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.

Note 20.	Subsequent Events

On July 23, 2019, the Board declared a cash dividend of $0.37 per common share for the second quarter of fiscal 2020. The dividend is payable on August 27, 2019 to stockholders of record on August 7, 2019.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and accounting for business combinations, which impacts the valuation of tangible and intangible assets recognized and liabilities assumed. For more discussion please refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 30, 2019 filed with the SEC, and to "Note 2. Recent Accounting Changes and Accounting Pronouncements" to our condensed consolidated financial statements, included in Part I. "Financial Information." We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Results of Operations: first quarter of fiscal 2020 compared to the first quarter of fiscal 2019

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 29, 2019	June 30, 2018
Net revenues	100.0%	100.0%
Cost of revenues:
Cost of products sold	33.4	30.2
Amortization of acquisition-related intangibles	0.4	—
Total cost of revenues	33.8	30.2
Gross margin	66.2	69.8
Operating expenses:
Research and development	24.0	25.0
Selling, general and administrative	12.7	13.2
Amortization of acquisition-related intangibles	—	0.1
Total operating expenses	36.7	38.3
Operating income	29.5	31.5
Interest and other income (expense), net	1.4	(0.4)
Income before income taxes	30.9	31.1
Provision for income taxes	2.5	3.3
Net income	28.4%	27.8%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and consist of the UltraScale+, UltraScale and 7-series product families and our Alveo boards products.

•	Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28 nanometer (nm), 20nm and 16nm nodes into the Advanced Products category while all other products are grouped in the Core Products category.

Except for Avnet, no other distributor or end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2020 or 2019.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2020 and 2019 were as follows:

	Three Months Ended
(In millions)	June 29, 2019	% of Total	% Change	June 30, 2018	% of Total
Advanced Products	$586.8	69	53	$383.9	56
Core Products	262.8	31	(13)	300.5	44
Total net revenues	$849.6	100	24	$684.4	100

Net revenues from Advanced Products increased in the first three months of fiscal 2020 compared to the comparable prior year period. The increase was a result of sales growth from our 16nm, and to a lesser extent, from our 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm products.

Net revenues from Core Products decreased in the first three months of fiscal 2020 from the comparable prior year period. The decrease was largely due to lower sales from our Virtex-2 and Virtex-5 product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2019, we classify our end markets into businesses with similar market drivers: Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); Automotive, Broadcast & Consumer; Wired & Wireless; and Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2020 and 2019 were as follows:

	Three Months Ended
(% of total net revenues)	June 29, 2019	% Change in Dollars	June 30, 2018
AIT	39%	10	45%
Automotive, Broadcast and Consumer	15	10	16
Wired and Wireless	41	66	31
Data Center	5	(13)	7
Channel Revenue	—	nm	1
Total net revenues	100%	24	100%

Net revenues from AIT increased, in terms of absolute dollar, in the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from Test, Measurement & Emulation and Industrial businesses.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the first three months of fiscal 2020 from the comparable prior year period. The increase was due to higher sales from all sub-segments, in particular from consumer business.

Net revenues from Wired and Wireless increased in the first three months of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from wireless business driven by the initial deployment ramp of 5G wireless networks, and to a lesser extent higher sales from wireline business.

Net revenues from Data Center decreased in the first quarter of fiscal 2020 from the comparable prior year period. The decrease was driven by lower sales from China region.

Channel Revenue was slightly negative in the first three months of fiscal 2020 as shipments to distributors were lower than what the distributors subsequently shipped to the end customers in the period. While we strive to improve the stability of distributor inventory balances, Channel Revenue could fluctuate in the future driven by external factors such as the distributors' own inventory management and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2020 and 2019 were as follows:

	Three Months Ended
(In millions)	June 29, 2019	% of Total	% Change	June 30, 2018	% of Total
North America	$198.8	23	3	$193.5	28
Asia Pacific	431.2	51	42	303.9	45
Europe	153.3	18	16	131.9	19
Japan	66.3	8	20	55.1	8
Total net revenues	$849.6	100	24	$684.4	100

Net revenues in North America increased in the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from test, measurement & emulation business.

Net revenues in Asia Pacific increased in the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from wireless business, driven by the initial deployment ramp of 5G wireless networks.

Net revenues in Europe increased in the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from wireless, and to a lesser extent, AIT businesses.

Net revenues in Japan increased in the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily due to higher sales from industrial business.

Gross Margin

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Gross margin	$562.9	18%	$477.5
Percentage of net revenues	66.2%		69.8%

Gross margin was lower by 3.6 percentage points in the first quarter of fiscal 2020 from the comparable prior year period. The change was driven primarily by unfavorable changes in the end market mix, as the percentage of revenue derived from wireless business, which has relatively lower gross margin, has increased significantly. Lower gross margin was also affected, to a lesser extent, by amortization of acquisition-related intangibles.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in wireless business driven by the accelerated global deployment ramp of 5G wireless networks would negatively impact gross margin in the future.

In order to compete effectively, we pass manufacturing cost reductions to our customers in the form of reduced prices to the extent that we can maintain acceptable margins. Price erosion is common in the semiconductor industry, as advances in both product architecture and manufacturing process technology permit continual reduction in unit cost. We historically have been able to offset much of such revenue decline in our mature products with increased revenue from newer products.

Research and Development

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Research and development	$204.1	19%	$170.8
Percentage of net revenues	24%		25%

Research and development (R&D) spending increased by $33.3 million, or 19%, for the first quarter of fiscal 2020 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation), as well as higher mask and wafer spending, related to our continuing new products development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Selling, general and administrative	$107.4	19%	$90.5
Percentage of net revenues	13%		13%

Selling, general and administrative expenses increased by $16.9 million for the first quarter of fiscal 2020 from the comparable prior year period as we incurred higher employee compensation (including stock-based compensation) due primarily to increased headcount, as well as higher expenses related to merger and acquisition activities.

Stock-Based Compensation

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Stock-based compensation included in:
Cost of revenues	$2.6	28%	$2.0
Research and development	24.9	19%	20.9
Selling, general and administrative	15.3	21%	12.7
	$42.8	20%	$35.6

The 20% increase in stock-based compensation expense for the first quarter of fiscal 2020 as compared to the prior year period was primarily related to higher expenses associated with RSUs to remain competitive in compensation, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Interest and other income (expense), net	$11.6	508%	$(2.8)
Percentage of net revenues	1%		—%

Our net interest and other income (expense) was a net income of $11.6 million in the first quarter of fiscal 2020, as compared to a net expense of $2.8 million in the same prior year period. The net increase was due primarily to gains on the sale of an investment during the first quarter of fiscal 2020.

Provision for Income Taxes

	Three Months Ended
(In millions)	June 29, 2019	Change	June 30, 2018
Provision for income taxes	$21.1	(8)%	$22.9
Percentage of net revenues	3%		3%
Effective tax rate	8%		11%

The decrease in the effective tax rate in the first quarter of fiscal 2020 as compared to the same prior year period was primarily due to a net increase in the benefit attributable to income earned in lower tax rate jurisdictions and the recognition of a tax benefit attributable to deductions to be claimed on amended tax returns for fiscal 2016 and 2017.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by tax on GILTI.

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit, which will consist of a panel of 11 judges. In the case of a denial of a Ninth Circuit en banc rehearing or a decision against Altera following an en banc rehearing, Altera can appeal to the United States Supreme Court for review. Since the Altera decision is not yet final, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of the fiscal quarter ended June 29, 2019, the potential impact of a final adverse decision to the consolidated statement of income could be as much as $45.0 million for prior years' taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

We have historically used a combination of cash flows from operations and equity, as well as debt financing to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase facilities and capital equipment, repurchase our common stock and debentures under our repurchase program, pay dividends and finance working capital. Additionally, our investments in debt securities are liquid and available for future business needs.

The combination of cash, cash equivalents and short-term and long-term investments as of June 29, 2019 and March 30, 2019 totaled $2.94 billion and $3.23 billion, respectively. As of June 29, 2019, we had cash, cash equivalents and short-term investments of $2.88 billion and working capital of $3.09 billion. As of March 30, 2019, cash, cash equivalents and short-term investments were $3.18 billion and working capital was $3.42 billion.

As of June 29, 2019, we had $1.83 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $1.83 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first quarter of fiscal 2020, our operations generated net positive cash flow of $298.2 million, which was $122.0 million higher than the $176.2 million generated during the first quarter of fiscal 2019. The positive cash flow from operations generated during the first quarter of fiscal 2020 was primarily from net income as adjusted for non-cash related items, decrease in accounts receivable and increase in income tax payable. These items were partially offset by increases in inventories and other assets and a decrease in accrued liabilities. Accounts receivable decreased by $29.2 million and days sales outstanding decreased to 33 days at June 29, 2019 from 40 days at March 30, 2019. We had no collectibility issues and our accounts receivable remained current as of June 29, 2019. Our inventory levels as of June 29, 2019 were $21.4 million higher at $336.8 million compared to $315.4 million at March 30, 2019, but the inventory days decreased to 107 days at June 29, 2019 from 120 days at March 30, 2019.

Investing Activities —Net cash provided by investing activities was $295.3 million during the first quarter of fiscal 2020, as compared to $444.2 million used in the first quarter of fiscal 2019. Net cash provided by investing activities during the first quarter of fiscal 2020 consisted primarily of $346.1 million of net proceeds from sale and maturity of available-for-sale securities, which was offset by $29.2 million for purchases of property, plant and equipment and software and acquisition of business net of cash acquired of $25.1 million.

Financing Activities —Net cash used in financing activities was $548.0 million in the first quarter of fiscal 2020, as compared to $233.9 million in the first quarter of fiscal 2019. Net cash used in financing activities during the first quarter of fiscal 2020 consisted primarily of $445.0 million of cash payment (See "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part I. "Financial Information,") to repurchase shares of common stock, $94.0 million dividend payments to stockholders, $4.9 million payment related to other financing activities and $4.1 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of June 29, 2019 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 29, 2019, we had $197.4 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 29, 2019, we also had $2.9 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software, $15.4 million related to renovation of two of its properties and $36.1 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through June 2023.

As of June 29, 2019, we had $514.3 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $514.3 million, $477.6 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in eight annual installments. The remaining $36.7 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of June 29, 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first quarter of fiscal 2020, we repurchased 1.4 million shares of common stock in the open market for a total of $145.0 million. Additionally, we entered into a stock repurchase agreement with an independent financial institution to repurchase shares under the 2018 Repurchase Program, whereby we provided the financial institution with an up-front payment totaling $300.0 million and the financial institution agreed to deliver to us a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, we received an initial 1.6 million shares of common stock during the first quarter of fiscal 2020 for $168.1 million (estimated based on volume-weighted average price up to June 29, 2019). The initial shares received by us were retired, accounted for as a reduction to stockholders' equity in the condensed consolidated balance sheets and treated as a repurchase of common stock for purposes of calculating earnings per share. We expect to receive additional shares and a portion of the remaining estimated $131.9 million back during the next quarter. During the first quarter of fiscal 2019, we repurchased 2.1 million shares of common stock for a total of $136.8 million.

During the first quarter of fiscal 2020, we paid $94.0 million in cash dividends to stockholders, representing $0.37 per common share. During the first quarter of fiscal 2019, we paid $90.7 million in cash dividends to stockholders, representing $0.36 per common share. On July 23, 2019, our Board of Directors declared a cash dividend of $0.37 per common share for the second quarter of fiscal 2020. The dividend is payable on August 27, 2019 to stockholders of record on August 7, 2019. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities and debt mutual funds with a fair value of approximately $2.26 billion as of June 29, 2019. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 29, 2019 would have affected the fair value of our investment portfolio by less than $24.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 29, 2019 and March 30, 2019, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	June 29, 2019	March 30, 2019
Singapore Dollar	$28.6	$29.4
Euro	41.1	39.4
Indian Rupee	76.7	78.0
British Pound	10.7	10.6
Japanese Yen	3.9	3.8
Chinese Yuan	35.1	34.4
	$196.1	$195.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2021. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 29, 2019 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $15.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 29, 2019 would have affected the value of foreign-currency-denominated cash and investments by less than $9.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our wafers are manufactured in Taiwan by Taiwan Semiconductor Manufacturing Company Limited (TSMC) and United Microelectronics Corporation (UMC). We also have wafers manufactured in South Korea by Samsung Electronics Co., Ltd. Terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined through periodic negotiations with these wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments. We are dependent on these foundries to supply the substantial majority of our wafers. We rely on TSMC, UMC and our other foundries to produce wafers with competitive performance attributes. Therefore, the foundries, particularly TSMC which manufactures our newest products, must be able to transition to advanced manufacturing process technologies and increased wafer sizes, produce wafers at acceptable yields and deliver them in a timely manner. Furthermore, we cannot guarantee that the foundries that supply our wafers will offer us competitive pricing terms or other commercial terms important to our business.

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

Our products now compete in several areas of the semiconductor industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continual price erosion.  We expect continued competition from our primary Programmable Logic Device (PLD) competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi, acquired by Microchip), and from Application Specific Standard Products (ASSP) vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the Application Specific Integrated Circuits (ASIC) market, which has been ongoing since the inception of Field Programmable Gate Arrays (FPGAs). We believe that important competitive factors in the logic Integrated Circuits (IC) industry include:

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

Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures;

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;

•	ASICs and ASSPs with incremental amounts of embedded programmable logic;

•	high-speed, low-density complex programmable logic devices;

•	high-performance digital signal processing devices;

•	products with embedded processors;

•	products with embedded multi-gigabit transceivers;

•	discrete general-purpose Graphics Processing Units (GPUs) targeting data center and automotive applications;

•	other new or emerging programmable logic products; and

•	large enterprises, like hyperscalers, that have the resources to develop proprietary semiconductors.

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

Resale of product through Avnet accounted for 40% of our worldwide net revenues in the first quarter of fiscal 2020 and as of June 29, 2019, Avnet accounted for 40% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products.  All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Further, global laws, regulations and policies are subject to change and reinterpretation.  For example, in 2018, the U.S. and China began to impose partial tariffs and commercial restrictions on each other's products, leading to concerns of an escalating trade war, which, if were to fully materialize, could contribute to a general economic downturn and could have a material adverse effect on our business.  In addition, the U.S. government has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China.  This focus has resulted in additional trade restrictions and denial orders being placed on certain foreign companies by the U.S. Department of Commerce.  Future U.S. government actions may include long-term commercial and trade restrictions that may impact our ability to do business with foreign companies. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit," has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business.

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

We are exposed to fluctuations in interest rates and changes in credit risk which could have a material adverse impact on our financial condition and results of operations as it relates to the market value of our investment portfolio.

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

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities was judged to be other than temporary. Furthermore, we may suffer losses in principal on our investments if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

Security breaches, including cyber-attacks, phishing attacks or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. We depend on the uninterrupted operation of our IT systems to manage our operations, store and retrieve business and financial data and facilitate internal communications and communications with customers, subcontractors, suppliers and distribution partners. We experience security incidents of varying degrees on an ongoing basis. We take steps to detect and investigate any security incidents and prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to or sabotage networks and systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. These security incidents may involve unauthorized access, misuse or disclosure of intellectual property or confidential or proprietary information regarding our business or that of our customers or business partners. We also may be subject to unauthorized access to our IT systems through a security breach or cyber-attack. In the past, there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Recently, several large organizations have been infected by “ransomware,” through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network and systems. The IT systems of our customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as those of our IT systems. In the event of a security breach, our business and reputation could be harmed and we could be subject to legal and regulatory claims which could negatively impact our financial condition and results of operations.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). Our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements " of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

The TCJA enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the third quarter of fiscal 2018. The issuance of additional regulatory or accounting guidance related to the TCJA could materially affect our tax obligation and effective tax rate in the period issued. The TCJA could also be subject to amendments and technical corrections, any of which could lessen or increase certain adverse impacts. A significant portion of our earnings are earned by our subsidiaries outside the U.S.  Changes to the taxation of certain foreign earnings resulting from the TCJA, along with the state tax impact of these changes, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial condition.

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

As of June 29, 2019 we had 2.00 billion authorized common shares, of which 251.0 million shares were outstanding. In addition, 30.0 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of June 29, 2019 was $1.25 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2016, the Board authorized the 2016 Repurchase Program to repurchase up to $1.00 billion of the Company's common stock and debentures. On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million. The 2016 and 2018 Repurchase Programs have no stated expiration date. Through June 29, 2019, we have fully utilized the entire amount authorized under the 2016 Repurchase Program and $266.7 million out of the $500.0 million authorized under the 2018 Repurchase Program, leaving $233.3 million available for future purchases.

The following table summarizes our repurchase of shares of our common stock during the first quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
March 31, 2019 to May 4, 2019	—	$—	—	$46,328
May 5, 2019 to June 1, 2019	1,403	$103.32	1,403	$401,333
June 2, 2019 to June 29, 2019	1,564	$107.47	1,564	$233,265
Total for the Quarter	2,967		2,967

During the first quarter of fiscal 2020, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under the 2018 Repurchase Program. Under the agreement, the Company provided the financial institution with an up-front payment totaling $300.0 million and the financial institution agreed to deliver to the Company a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, Company received an initial 1.6 million shares of common stock during the first quarter of fiscal 2020 for $168.1 million (estimated based on volume-weighted average price up to June 29, 2019). The initial shares received by the Company were retired, accounted for as a reduction to stockholders' equity in the condensed consolidated balance sheets and treated as a repurchase of common stock for purposes of calculating earnings per share. The Company expects to receive additional shares and a portion of the remaining estimated $131.9 million back during the next quarter.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	*	Performance-Based Restricted Stock Unit Issuance Agreement					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 26, 2019	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Executive Vice President and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)