Form 10-Q
period 2019-09-28
XILINX INC
filed 2019-10-25
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 11, 2019
Common Stock, $0.01 par value	251,467,392

FORWARD-LOOKING STATEMENTS

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$833,366	$746,252	$1,682,998	$1,430,622
Cost of revenues:
Cost of products sold	287,372	231,620	570,872	438,508
Amortization of acquisition-related intangibles	5,734	—	9,003	—
Total cost of revenues	293,106	231,620	579,875	438,508
Gross margin	540,260	514,632	1,103,123	992,114
Operating expenses:
Research and development	222,979	183,372	427,079	354,198
Selling, general and administrative	111,596	97,685	219,021	188,217
Amortization of acquisition-related intangibles	2,169	839	2,569	1,199
Total operating expenses	336,744	281,896	648,669	543,614
Operating income	203,516	232,736	454,454	448,500
Interest and other income, net	12,329	6,408	23,941	3,561
Income before income taxes	215,845	239,144	478,395	452,061
Provision (benefit) for income taxes	(11,148)	23,432	9,943	46,311
Net income	$226,993	$215,712	$468,452	$405,750
Net income per common share:
Basic	$0.90	$0.85	$1.85	$1.61
Diluted	$0.89	$0.84	$1.83	$1.59
Cash dividends per common share	$0.37	$0.36	$0.74	$0.72
Shares used in per share calculations:
Basic	252,399	252,988	252,728	252,541
Diluted	255,269	255,522	256,509	255,057

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$226,993	$215,712	$468,452	$405,750
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	1,961	(2,125)	11,716	(3,785)
Reclassification adjustment for (gains) losses on available-for-sale securities	(366)	1	(799)	(50)
Change in unrealized gains (losses) on hedging transactions	(4,442)	1,190	(4,013)	(4,430)
Reclassification adjustment for (gains) losses on hedging transactions	1,329	(1,730)	2,151	(2,171)
Cumulative translation adjustment, net	(2,146)	(2,143)	(2,781)	(4,192)
Other comprehensive income (loss)	(3,664)	(4,807)	6,274	(14,628)
Total comprehensive income	$223,329	$210,905	$474,726	$391,122

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 28, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,603,813	$1,544,490
Short-term investments	912,030	1,631,194
Accounts receivable, net	335,499	335,165
Inventories	335,258	315,358
Prepaid expenses and other current assets	71,400	65,771
Total current assets	3,258,000	3,891,978
Property, plant and equipment, at cost	960,101	902,993
Accumulated depreciation and amortization	(597,941)	(574,064)
Net property, plant and equipment	362,160	328,929
Long-term investments	—	53,433
Goodwill	620,852	340,718
Acquisition-related intangibles, net	220,057	80,723
Other assets	558,829	455,567
Total Assets	$5,019,898	$5,151,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,105	$117,491
Accrued payroll and related liabilities	246,310	247,268
Income taxes payable	17,176	28,718
Other accrued liabilities	135,237	81,559
Total current liabilities	505,828	475,036
Long-term debt	1,245,631	1,234,807
Long-term income taxes payable	476,641	515,192
Other long-term liabilities	95,893	64,804
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,515	2,539
Additional paid-in capital	978,222	1,005,411
Retained earnings	1,732,304	1,876,969
Accumulated other comprehensive loss	(17,136)	(23,410)
Total stockholders’ equity	2,695,905	2,861,509
Total Liabilities and Stockholders’ Equity	$5,019,898	$5,151,348

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$468,452	$405,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	42,551	31,123
Amortization - others	22,050	15,477
Stock-based compensation	92,575	70,553
Benefit for deferred income taxes	11,342	4,825
Others	(19,580)	2,475
Changes in assets and liabilities:
Accounts receivable, net	5,523	9,263
Inventories	(14,675)	(6,887)
Prepaid expenses and other current assets	(1,860)	(5,744)
Other assets	(12,539)	(17,616)
Accounts payable	(19,786)	4,525
Accrued liabilities	21	13,116
Income taxes payable	(52,164)	(37,569)
Net cash provided by operating activities	521,910	489,291
Cash flows from investing activities:
Purchases of available-for-sale securities	(671,515)	(819,512)
Proceeds from sale and maturity of available-for-sale and equity securities	1,458,286	780,567
Purchases of property, plant and equipment and software	(62,842)	(40,533)
Other investing activities	(5,453)	(25,277)
Acquisition of businesses, net of cash acquired	(454,613)	(223,535)
Net cash provided by (used in) investing activities	263,863	(328,290)
Cash flows from financing activities:
Repurchases of common stock	(477,245)	(160,536)
Taxes paid related to net share settlements of restricted stock units	(71,778)	(39,494)
Proceeds from issuance of common stock through various stock plans	19,802	18,416
Payment of dividends to stockholders	(187,445)	(181,752)
Other financing activities	(9,784)	(2,325)
Net cash used in financing activities	(726,450)	(365,691)
Net increase (decrease) in cash and cash equivalents	59,323	(204,690)
Cash and cash equivalents at beginning of period	1,544,490	2,179,328
Cash and cash equivalents at end of period	$1,603,813	$1,974,638
Supplemental disclosure of cash flow information:
Interest paid	$30,513	$33,986
Income taxes paid, net	$50,332	$78,948

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended September 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 29, 2019	251,020	$2,510	$880,305	$1,743,241	$(13,472)	$2,612,584
Components of comprehensive income:
Net income	—	—	—	226,993	—	226,993
Other comprehensive loss	—	—	—	—	(3,664)	(3,664)
Tax withholding related to vesting of restricted stock units and other	1,921	20	(47,876)	—	—	(47,856)
Repurchase and retirement of common stock, including settlement of stock repurchase agreement	(1,475)	(15)	95,971	(144,446)	—	(48,490)
Stock-based compensation expense	—	—	49,822	—	—	49,822
Cash dividends declared ($0.37 per common share)	—	—	—	(93,484)	—	(93,484)
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905

Six Months Ended September 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	468,452	—	468,452
Other comprehensive income	—	—	—	—	6,274	6,274
Tax withholding related to vesting of restricted stock units and other	2,018	20	(51,996)	—	—	(51,976)
Repurchase and retirement of common stock	(4,443)	(44)	(67,768)	(425,672)	—	(493,484)
Stock-based compensation expense	—	—	92,575	—	—	92,575
Cash dividends declared ($0.74 per common share)	—	—	—	(187,445)	—	(187,445)
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended September 29, 2018	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2018	251,450	$2,515	$894,588	$1,457,467	$(35,931)	$2,318,639
Components of comprehensive income:
Net income	—	—	—	215,712	—	215,712
Other comprehensive loss	—	—	—	—	(4,807)	(4,807)
Tax withholding related to vesting of restricted stock units and other	1,921	19	(15,816)	—	—	(15,797)
Repurchase and retirement of common stock	(352)	(4)	(7,099)	(5,626)	—	(12,729)
Stock-based compensation expense	—	—	34,945	—	—	34,945
Cash dividends declared ($0.36 per common share)	—	—	—	(91,077)	—	(91,077)
Balance as of September 29, 2018	253,019	$2,530	$906,618	$1,576,476	$(40,738)	$2,444,886

Six Months Ended September 29, 2018	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 31, 2018	253,377	$2,534	$878,672	$1,513,656	$(34,509)	$2,360,353
Components of comprehensive income:
Net income	—	—	—	405,750	—	405,750
Other comprehensive loss	—	—	—	—	(14,628)	(14,628)
Cumulative-effect of equity investments adoption	—	—	—	(8,399)	8,399	—
Tax withholding related to vesting of restricted stock units and other	2,064	21	(21,099)	—	—	(21,078)
Repurchase and retirement of common stock	(2,422)	(25)	(21,508)	(139,003)	—	(160,536)
Stock-based compensation expense	—	—	70,553	—	—	70,553
Cumulative-effect of deferred tax from intra-entity asset transfer adoption	—	—	—	(13,776)	—	(13,776)
Cash dividends declared ($0.72 per common share)	—	—	—	(181,752)	—	(181,752)
Balance as of September 29, 2018	253,019	$2,530	$906,618	$1,576,476	$(40,738)	$2,444,886

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2020 and fiscal 2019 are both 52-week years ending on March 28, 2020 and March 30, 2019, respectively. The quarters ended September 28, 2019 and September 29, 2018 each consisted of 13 weeks.

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

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 28, 2019 and March 30, 2019, Avnet accounted for 35% and 37% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 40% and 40% of the Company’s worldwide net revenues in the second quarter and first six months of fiscal 2020, respectively. Net revenues from Avnet accounted for 46% and 49% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2019, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the second quarter and the first six months of fiscal 2020, approximately 49% and 49%, respectively, of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. For the second quarter and the first six months of fiscal 2019 the percentages of the Company's net revenues from distributors were 56% and 60%, respectively.

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

No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2020 and 2019. One end customer accounted for 12% and 10% of the Company's worldwide net revenues for the second quarter and the first six months of fiscal 2020, respectively. No end customer accounted for more than 10% of the Company's worldwide net revenues for the second quarter and the first six months of fiscal 2019.

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 95% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of September 28, 2019, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the second quarter of fiscal 2020 and the Company did not adjust or override any fair value measurements as of September 28, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and March 30, 2019:

	September 28, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$648,128	$—	$—	$648,128
Financial institution securities	—	205,479	—	205,479
Non-financial institution securities	—	228,792	—	228,792
U.S. government and agency securities	114,800	41,491	—	156,291
Foreign government and agency securities	—	199,733	—	199,733
Short-term investments:
Financial institution securities	—	225,000	—	225,000
Non-financial institution securities	—	45,422	—	45,422
U.S. government and agency securities	20,479	28,103	—	48,582
Foreign government and agency securities	—	29,875	—	29,875
Mortgage-backed securities	—	446,303	—	446,303
Asset-backed securities	—	26,360	—	26,360
Commercial mortgage-backed securities	—	73,293	—	73,293
Debt mutual fund	—	17,195	—	17,195
Total assets measured at fair value	$783,407	$1,567,046	$—	$2,350,453
Liabilities
Derivative financial instruments, net	$—	$1,090	$—	$1,090
Total liabilities measured at fair value	$—	$1,090	$—	$1,090
Net assets measured at fair value	$783,407	$1,565,956	$—	$2,349,363

	March 30, 2019
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$428,150	$—	$—	$428,150
Financial institution securities	—	287,945	—	287,945
Non-financial institution securities	—	461,884	—	461,884
U.S. government and agency securities	149,578	53,520	—	203,098
Foreign government and agency securities	—	99,750	—	99,750
Short-term investments:
Financial institution securities	—	249,850	—	249,850
Non-financial institution securities	—	240,040	—	240,040
U.S. government and agency securities	93,149	37,838	—	130,987
Foreign government and agency securities	—	114,705	—	114,705
Mortgage-backed securities	—	670,770	—	670,770
Debt mutual fund	—	31,934	—	31,934
Asset-backed securities	—	76,369	—	76,369
Commercial mortgage-backed securities	—	116,539	—	116,539
Long-term investments:
Debt mutual fund	—	53,433	—	53,433
Total assets measured at fair value	$670,877	$2,494,577	$—	$3,165,454
Liabilities
Derivative financial instruments, net	$—	$9,009	$—	$9,009
Total liabilities measured at fair value	$—	$9,009	$—	$9,009
Net assets measured at fair value	$670,877	$2,485,568	$—	$3,156,445

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes and 2024 Notes as of September 28, 2019 were approximately $505.6 million and $768.8 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 28, 2019, the Company had non-marketable equity securities in private companies of $71.1 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 28, 2019				March 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$648,128	$—	$—	$648,128	$428,150	$—	$—	$428,150
Financial institution
securities	430,479	—	—	430,479	537,795	—	—	537,795
Non-financial institution
securities	274,264	10	(60)	274,214	702,483	3	(562)	701,924
U.S. government and
agency securities	204,866	30	(23)	204,873	334,185	39	(139)	334,085
Foreign government and
agency securities	229,608	—	—	229,608	214,455	—	—	214,455
Mortgage-backed securities	448,154	1,567	(3,418)	446,303	684,596	809	(14,635)	670,770
Asset-backed securities	26,388	18	(46)	26,360	76,852	—	(483)	76,369
Commercial mortgage-
backed securities	73,691	41	(439)	73,293	118,115	42	(1,618)	116,539
	$2,335,578	$1,666	$(3,986)	$2,333,258	$3,096,631	$893	$(17,437)	$3,080,087

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 28, 2019 and March 30, 2019.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 28, 2019 and March 30, 2019:

	September 28, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$3,705	$(10)	$4,184	$(50)	$7,889	$(60)
U.S. government and
agency securities	9,981	(2)	13,127	(21)	23,108	(23)
Mortgage-backed securities	76,433	(277)	236,370	(3,141)	312,803	(3,418)
Asset-backed securities	3,180	(4)	18,583	(42)	21,763	(46)
Commercial mortgage-
backed securities	11,879	(24)	45,714	(415)	57,593	(439)
	$105,178	$(317)	$317,978	$(3,669)	$423,156	$(3,986)

	March 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,767	$(4)	$51,044	$(558)	$55,811	$(562)
U.S. government and
agency securities	—	—	13,542	(139)	13,542	(139)
Mortgage-backed securities	34,595	(480)	597,394	(14,155)	631,989	(14,635)
Asset-backed securities	—	—	76,103	(483)	76,103	(483)
Commercial mortgage-
backed securities	1,354	(3)	112,294	(1,615)	113,648	(1,618)
	$40,716	$(487)	$850,377	$(16,950)	$891,093	$(17,437)

As of September 28, 2019, the gross unrealized losses that had been outstanding for both less than twelve months and more than twelve months were primarily related to mortgage-backed securities, which was primarily due to the general rising of the interest-rate environment although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 28, 2019 and March 30, 2019 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 28, 2019 and March 30, 2019. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 28, 2019
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,134,474	$1,134,470
Due after one year through five years	50,267	50,118
Due after five years through ten years	100,199	100,173
Due after ten years	402,510	400,369
	$1,687,450	$1,685,130

As of September 28, 2019, $550.7 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds and debt mutual funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Proceeds from sale of available-for-sale securities	$143,529	$7	$299,623	$903
Gross realized gains on sale of available-for-sale securities	$607	$—	$1,212	$96
Gross realized losses on sale of available-for-sale securities	(133)	(1)	(172)	(48)
Net realized gains (losses) on sale of available-for-sale securities	$474	$(1)	$1,040	$48
Amortization of premiums on available-for-sale securities	$1,636	$2,645	$2,347	$5,136

The cost of securities matured or sold is based on the specific identification method.

The Company records the change in the fair value of its investment in debt mutual funds as part of its interest and other income, net. The change in fair value was a net increase of $4.1 million and $5.6 million for the three months and six months ended September 28, 2019 and resulted in a gain within interest and other income, net for the period. The change in fair value was a net decrease of $73 thousand and $6.3 million for the three months and six months ended September 29, 2018 and resulted in a loss within interest and other income, net for the period.

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

In May 2017, the Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Changes in fair values of the interest rate swap contracts and the 2024 Notes were recorded in the Company’s consolidated balance sheets. During the first quarter of fiscal 2020, the Company sold the interest rate swap contracts for an immaterial gain. The gain has been amortized as a reduction to interest expense over the remaining life of the 2024 Notes. As a result of the sale, the Company recorded the net change in fair value of the interest rate swap contracts of $11.7 million in the Company's condensed consolidated balance sheets. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. There was no ineffectiveness during all periods presented.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock-based compensation included in:
Cost of revenues	$2,812	$2,249	$5,425	$4,284
Research and development	29,702	20,047	54,576	40,977
Selling, general and administrative	17,308	12,649	32,574	25,292
	$49,822	$34,945	$92,575	$70,553

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first six months of fiscal 2020 and the entire fiscal 2019. The Company's stock-based compensation expenses related to options during the first six months of fiscal 2020 and the number of options outstanding as of September 28, 2019 were not material. On August 8, 2019, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 6.0 million shares. As of September 28, 2019, 14.9 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54
Granted	2,556	$111.20
Vested	(2,405)	$53.40
Cancelled	(172)	$69.99
September 28, 2019	7,310	$79.38

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2020 was $113.02 ($62.79 for the second quarter of fiscal 2019), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Risk-free interest rate	1.8%	2.7%	1.8%	2.7%
Dividend yield	1.3%	2.2%	1.3%	2.2%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first six months of fiscal 2020 and 2019, the Company withheld $71.8 million and $39.5 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the second quarter and the first six months of fiscal 2020, the Company realized excess tax benefits of $32.2 million and $34.3 million, respectively, primarily from RSU vesting. During the second quarter and the first six months of fiscal 2019, the excess tax benefits were $7.8 million and $8.7 million, respectively, primarily from RSU vesting. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision (benefit) for income taxes.

Employee Stock Purchase Plan

Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 241 thousand shares for $19.7 million during the second quarter of fiscal 2020 and 359 thousand shares for $18.0 million during the second quarter of fiscal 2019. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2020 and 2019 was $33.79 and $19.06, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2020 and 2019 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2020	2019
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.37	0.29
Risk-free interest rate	1.9%	2.5%
Dividend yield	1.3%	2.0%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2020. On August 8, 2019, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of September 28, 2019, 13.1 million shares were available for future issuance under the Company's ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income available to common stockholders	$226,993	$215,712	$468,452	$405,750
Weighted average common shares outstanding-basic	252,399	252,988	252,728	252,541
Dilutive effect of employee equity incentive plans	2,870	2,534	3,781	2,516
Weighted average common shares outstanding-diluted	255,269	255,522	256,509	255,057
Basic net income per common share	$0.90	$0.85	$1.85	$1.61
Diluted net income per common share	$0.89	$0.84	$1.83	$1.59

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the second quarter and the first six months of fiscal 2020, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 28, 2019	March 30, 2019
Raw materials	$42,186	$39,727
Work-in-process	244,757	213,784
Finished goods	48,315	61,847
	$335,258	$315,358

Note 10.	Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of September 28, 2019, the remaining term of the 2021 Notes is 1.5 years.

The following table summarizes the carrying value of the 2021 Notes as of September 28, 2019 and March 30, 2019:

(In thousands)	September 28, 2019	March 30, 2019
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(792)	(1,063)
Unamortized debt issuance costs associated with 2021 Notes	(345)	(467)
Carrying value of the 2021 Notes	$498,863	$498,470

Interest expense related to the 2021 Notes was included in interest and other income, net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Contractual coupon interest	$3,750	$3,750	$7,500	$7,500
Amortization of debt issuance costs	61	61	122	122
Amortization of debt discount, net	136	131	271	263
Total interest expense related to the 2021 Notes	$3,947	$3,942	$7,893	$7,885

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of September 28, 2019, the remaining term of the 2024 Notes is approximately 4.7 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company paid on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and received on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company did not incur any interest expense for the three months ended September 28, 2019 but incurred a net interest expense of $923 thousand for the six months ended September 28, 2019, from the interest rate swap contracts, which was included in interest and other income, net on the condensed consolidated statements of income. The Company incurred a net interest expense of $642 thousand and $1.5 million for the three and six months ended September 29, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income, net on the condensed consolidated statements of income. During the first quarter of fiscal 2020, the Company sold the interest rate swap contracts for an immaterial gain. The gain has been amortized as a reduction to interest expense over the remaining life of the 2024 Notes.

The following table summarizes the carrying value of the 2024 Notes as of September 28, 2019 and March 30, 2019:

(In thousands)	September 28, 2019	March 30, 2019
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(584)	(642)
Unamortized debt issuance costs associated with 2024 Notes	(2,648)	(2,932)
Carrying Value of the 2024 Notes	$746,768	$746,426
Fair value hedge adjustment — interest rate swap contracts	—	(10,089)
Net carrying value of the 2024 Notes	$746,768	$736,337

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Contractual coupon interest (including interest rate swap, net)	$5,444	$6,174	$11,986	$12,556
Amortization of debt issuance costs	142	142	284	284
Amortization of debt discount, net	29	27	58	56
Total interest expense related to the 2024 Notes	$5,615	$6,343	$12,328	$12,896

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 28, 2019, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2018, the Board authorized a repurchase program to repurchase the Company's common stock and debentures up to $500.0 million (2018 Repurchase Program). The 2018 Repurchase Program has no stated expiration date.

Through September 28, 2019, the Company had used $430.9 million of the $500.0 million authorized under the 2018 Repurchase Program, leaving $69.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 28, 2019 and March 30, 2019.

During the first six months of fiscal 2020, the Company repurchased a total of 4.4 million shares for $477.2 million through a combination of open market and accelerated share repurchase program. Through open market, the Company repurchased 2.7 million shares of common stock for a total of $277.2 million. Additionally, the Company entered into a stock repurchase agreement with an independent financial institution to repurchase shares under the 2018 Repurchase Program. Under the agreement, the Company provided the financial institution with an up-front payment totaling $300.0 million during the first quarter of fiscal 2020. The financial institution delivered to the Company a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, the Company received 1.7 million shares of common stock during the first six months of fiscal 2020 for $200.0 million. Accordingly, the Company received the balance of $100.0 million back from the financial institution during the second quarter of fiscal 2020. The shares received by the Company were retired, accounted for as a reduction to stockholders' equity in the condensed consolidated balance sheets and treated as a repurchase of common stock for purposes of calculating earnings per share.

During the first six months of fiscal 2019, the Company repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $160.5 million.

Note 12.	Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest income	$13,813	$17,350	$31,801	$34,748
Interest expense	(9,562)	(13,164)	(20,693)	(26,536)
Other income (expense), net	8,078	2,222	12,833	(4,651)
Total interest and other income, net	$12,329	$6,408	$23,941	$3,561

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	September 28, 2019	March 30, 2019
Accumulated unrealized losses on available-for-sale securities, net of tax	$(1,808)	$(12,725)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(1,767)	95
Accumulated cumulative translation adjustment, net of tax	(13,561)	(10,780)
Total accumulated other comprehensive loss	$(17,136)	$(23,410)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded a tax benefit of $11.1 million and a tax provision of $9.9 million for the second quarter and the first six months of fiscal 2020, respectively, representing effective tax rates of (5.2)% and 2.1%, respectively. The Company recorded tax provisions of $23.4 million and $46.3 million for the second quarter and the first six months of fiscal 2019, respectively, representing effective tax rates of 9.8% and 10.2%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by U.S. tax on global intangible low-taxed income.

The Company’s total gross unrecognized tax benefits as of September 28, 2019, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, increased by $18.3 million in the second quarter of fiscal 2020 to $167.1 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $51.2 million as of September 28, 2019. Another $85.5 million would increase additional paid-in capital. The $85.5 million relates to an additional deduction claimed on federal and state amended tax returns (refund claim) for fiscal 2014 for repurchase premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. After the close of the second quarter of fiscal 2020, the Company received written notification from the Internal Revenue Service that the Joint Committee on Taxation had completed its review of the Company's refund claim and had taken no exception. Accordingly, the unrecognized tax benefit of $85.5 million will be realized in the third quarter of fiscal 2020. It is reasonably possible that other changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision (benefit) for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets and the amounts of interest and penalties included in the Company's provision (benefit) for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2014.

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit, which will consist of a panel of 11 judges. In the case of a denial of a Ninth Circuit en banc rehearing or a decision against Altera following an en banc rehearing, Altera can appeal to the United States Supreme Court for review. Since the Altera decision is not yet final, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of the fiscal year ended March 30, 2019, the potential impact of a final adverse decision to the consolidated statement of income could be as much as $45.0 million for prior years' taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

Note 15.	Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of September 28, 2019:

Fiscal	(In thousands)
2020 (remaining six months)	$6,631
2021	11,382
2022	10,100
2023	6,778
2024	6,118
Thereafter	35,505
Total lease payments	76,514
Less: Imputed interest	(17,507)
Total lease liabilities	$59,007

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	September 28, 2019
Other assets	$57,328
Other accrued liabilities	10,218
Other long-term liabilities	48,789

The components of lease costs were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	September 28, 2019	September 28, 2019
Operating lease cost	$4,334	$8,606
Lease income	(671)	(1,467)
Total lease cost	$3,663	$7,139

Other information related to leases was as follows:

	Three Months Ended	Six Months Ended
(In thousands)	September 28, 2019	September 28, 2019
Cash paid for operating leases included in operating cash flows	$2,947	$6,079

September 28, 2019
Weighted-average remaining lease term - operating leases (in years)	7.9
Weighted-average remaining discount rate - operating leases	5.8%

Other commitments as of September 28, 2019 totaled $143.2 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of September 28, 2019, the Company also had $1.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software maintenance, $4.2 million related to renovation of properties and $34.4 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2024.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2020 and the end of fiscal 2019, the accrual balances of the product warranty liability were immaterial.

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

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019. On July 22, 2019, the Trustee filed his notice of appeal and filed his opening appellate brief on September 17, 2019.

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

Note 18.	Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of September 28, 2019 and March 30, 2019 was as follows:

			Weighted-Average
(In thousands)	September 28, 2019	March 30, 2019	Amortization Life
Goodwill	$620,852	$340,718
Core technology, gross	$201,216	$107,250
Less accumulated amortization	(91,614)	(82,611)
Core technology, net	109,602	24,639	4.4 years
Other intangibles, gross	95,759	51,016
Less accumulated amortization	(50,211)	(47,642)
Other intangibles, net	45,548	3,374	4.3 years

In-process research and development	64,907	52,710
Total acquisition-related intangibles, gross	361,882	210,976
Less total accumulated amortization	(141,825)	(130,253)
Total acquisition-related intangibles, net	$220,057	$80,723

Based on the carrying value of acquisition-related intangibles recorded as of September 28, 2019, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2020 (remaining six months)	$18,359
2021	36,696
2022	34,217
2023	32,207
2024	27,860
Thereafter	5,811
Total	$155,150
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

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
North America	$233,576	$207,837	$432,407	$401,280
Asia Pacific	422,891	326,875	854,072	630,767
Europe	123,845	153,493	277,133	285,422
Japan	53,054	58,047	119,386	113,153
Total net revenues	$833,366	$746,252	$1,682,998	$1,430,622

Geographic revenue information for the second quarter of fiscal 2020 and 2019 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.

Note 20.	Business Combination

In July 2019, the Company completed the acquisition of Solarflare by acquiring all of its outstanding ordinary shares. Solarflare is a leading provider of high-performance, low latency networking solutions for customers spanning FinTech to cloud computing. This acquisition enables the Company to combine its industry leading solutions with Solarflare's ultra-low latency network interface card (NIC) technology and onload application acceleration software, to enable new converged SmartNIC solutions.
Total purchase consideration to acquire Solarflare was approximately $400.0 million, including $8.4 million of fair value from the Company's preexisting investment in Solarflare and net of $6.8 million of cash acquired. The Company incurred $4.2 million of acquisition related costs, which was recorded as operating expenses in the Company's condensed consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Solarflare and, as a result, recorded an immaterial gain in its condensed consolidated statements of income as part of interest and other income, net.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on estimated fair values. As additional information becomes available, such as the finalization of the estimated fair value of tax-related items, the Company may further update the preliminary purchase price allocation during the remainder of the measurement period (up to one year from the acquisition date). The preliminary fair values of the assets acquired and liabilities assumed in the acquisition of Solarflare, by major class, were recognized as follows:

Amount
(In thousands)
Cash and cash equivalents	$6,765
Tangible assets	19,631
Deferred tax assets	44,016
Identifiable intangible assets	106,000
Goodwill	239,197
Current liabilities	(10,624)
Non-current liabilities	(4,238)
Total	$400,747

The goodwill of $239.2 million arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of the Company and Solarflare. The goodwill recognized is not deductible for tax purposes.
The identified intangible assets assumed in the acquisition of Solarflare were recognized as follows, based upon the preliminary fair values as of the closing date of the acquisition.

	Amount	Amortization Life
	(In thousands)
Trade names & trademarks	$2,000	2.0 years
Developed technology	34,000	5.0 years
Customer relationships	40,000	5.0 years
In-process research and development	30,000	N/A
Total identifiable intangible assets	$106,000

Note 21.	Subsequent Events

On October 22, 2019, the Board declared a cash dividend of $0.37 per common share for the third quarter of fiscal 2020. The dividend is payable on December 3, 2019 to stockholders of record on November 12, 2019.

On October 23, 2019, the Board increased the Company’s authorization to repurchase its common stock and debentures by $1.00 billion . The timing of repurchases and exact number of securities to be purchased will depend upon prevailing market conditions and other factors.

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

Results of Operations: second quarter and the first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	34.5	31.0	33.9	30.7
Amortization of acquisition-related intangibles	0.7	—	0.6	—
Total cost of revenues	35.2	31.0	34.5	30.7
Gross margin	64.8	69.0	65.5	69.3
Operating expenses:
Research and development	26.7	24.6	25.4	24.7
Selling, general and administrative	13.4	13.1	13.0	13.1
Amortization of acquisition-related intangibles	0.3	0.1	0.1	0.1
Total operating expenses	40.4	37.8	38.5	37.9
Operating income	24.4	31.2	27.0	31.4
Interest and other income, net	1.5	0.8	1.4	0.2
Income before income taxes	25.9	32.0	28.4	31.6
Provision (benefit) for income taxes	(1.3)	3.1	0.6	3.2
Net income	27.2%	28.9%	27.8%	28.4%

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

Except for Avnet, no other distributor accounted for more than 10% of our net revenues for the second quarter of fiscal 2020 or 2019. One end customer accounted for 12% and 10% of our worldwide net revenues for the second quarter and the first six months of fiscal 2020, respectively. No end customer accounted for more than 10% of our worldwide net revenues for the second quarter and the first six months of fiscal 2019.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	% Change	September 29, 2018	September 28, 2019	% Change	September 29, 2018
Advanced Products	$617.7	29	$479.7	$1,204.5	39	$863.6
Core Products	215.7	(19)	266.6	478.5	(16)	567.0
Total net revenues	$833.4	12	$746.3	$1,683.0	18	$1,430.6

Net revenues from Advanced Products increased in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were a result of strong sales growth from our 16nm, but partially offset by declines in sales from our 28nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm products.

Net revenues from Core Products decreased in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The decreases were largely due to lower sales from our Virtex-5 and older Spartan product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 28, 2019	% Change in Dollars	September 29, 2018	September 28, 2019	% Change in Dollars	September 29, 2018
AIT	36%	7	38%	38%	8	41%
Automotive, Broadcast and Consumer	16	9	16	15	10	16
Wired and Wireless	38	24	35	40	43	33
Data Center	10	24	9	7	8	8
Channel Revenue	—	NM*	2	—	NM*	2
Total net revenues	100%	12	100%	100%	18	100%
*Not meaningful

Net revenues from AIT increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were primarily due to higher sales from Aerospace and Defense business, but partially offset by decline in sales from Test, Measurement and Emulation business.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods.The increases were due primarily to higher sales from the Automotive business, and to a lesser extent from Audio, Video and Broadcast business.

Net revenues from Wired and Wireless increased significantly in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were due to higher sales from wireless business driven by the initial deployment ramp of 5G wireless networks, but were partially offset by lower sales from wireline business.

Net revenues from Data Center increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were largely driven by higher sales in the Compute and Storage businesses.

Channel Revenue was slightly negative in the second quarter and the first six months of fiscal 2020 as shipments to distributors were lower than what the distributors subsequently shipped to the end customers in the periods. While we strive to improve the stability of distributor inventory balances, Channel Revenue could fluctuate in the future driven by external factors such as the distributors' own inventory management and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	% Change	September 29, 2018	September 28, 2019	% Change	September 29, 2018
North America	$233.6	12	$207.9	$432.4	8	$401.3
Asia Pacific	422.9	29	326.9	854.1	35	630.8
Europe	123.8	(19)	153.5	277.1	(3)	285.4
Japan	53.1	(8)	58.0	119.4	6	113.1
Total net revenues	$833.4	12	$746.3	$1,683.0	18	$1,430.6

Net revenues in North America increased in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were primarily due to higher sales from Aerospace and Defense business.

Net revenues in Asia Pacific increased in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The increases were primarily due to higher sales from Wireless business, driven by the initial deployment ramp of 5G wireless networks, and to a lesser extent due to higher sales from Data Center business.

Net revenues in Europe decreased in the second quarter and the first six months of fiscal 2020 from the comparable prior year periods. The decreases were primarily due to lower sales from Test, Measurement and Emulation business.

Net revenues in Japan decreased in the second quarter of fiscal 2020, but increased in the first six months of fiscal 2020 from the comparable prior year periods. The decrease in the second quarter of fiscal 2020 was primarily due to lower sales from Test, Measurement and Emulation, and Industrial, Scientific and Medical businesses. The increase in the first six months of fiscal 2020 was primarily due to higher sales from Industrial, Scientific and Medical business, in particular within the first three months of the year.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Gross margin	$540.3	5%	$514.6	$1,103.1	11%	$992.1
Percentage of net revenues	64.8%		69.0%	65.5%		69.3%

Gross margin was lower in both the second quarter and in the first six months of fiscal 2020 from the comparable prior year periods. The decreases were driven primarily by unfavorable changes in the end market mix, as the percentage of revenue derived from wireless business, which has relatively lower gross margin, has increased significantly. Lower gross margin was also affected, to a lesser extent, by amortization of acquisition-related intangibles.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Research and development	$223.0	22%	$183.4	$427.1	21%	$354.2
Percentage of net revenues	27%		25%	25%		25%

Research and development (R&D) spending increased by $39.6 million, or 22%, for the second quarter of fiscal 2020 from the comparable prior year period, and by $72.9 million, or 21%, for the first six months of fiscal 2020. The increases were primarily attributable to increased headcount and employee compensation (including stock-based compensation), and to a lesser extent higher mask and wafer spending, related to our continuing new products development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Selling, general and administrative	$111.6	14%	$97.7	$219.0	16%	$188.2
Percentage of net revenues	13%		13%	13%		13%

Selling, general and administrative expenses increased by $13.9 million and $30.8 million, respectively, for the second quarter and the first six months of fiscal 2020 from the comparable prior year periods as we incurred higher employee compensation (including stock-based compensation) due primarily to increased headcount. For the first six months of fiscal 2020, we also incurred higher expenses related to merger and acquisition activities.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Stock-based compensation included in:
Cost of revenues	$2.8	25%	$2.3	$5.4	27%	$4.3
Research and development	29.7	48%	20.0	54.6	33%	41.0
Selling, general and administrative	17.3	37%	12.6	32.6	29%	25.3
	$49.8	43%	$34.9	$92.6	31%	$70.6

The 43% and 31% increases in stock-based compensation expense for the second quarter and the first six months of fiscal 2020, respectively, as compared to the prior year periods were primarily related to higher expenses associated with RSUs to remain competitive in employee compensation, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Interest and other income, net	$12.3	92%	$6.4	$23.9	572%	$3.6
Percentage of net revenues	2%		1%	1%		—%

Our interest and other income, net was $12.3 million in the second quarter of fiscal 2020, as compared to $6.4 million in the same prior year period. For the first six months of fiscal 2020, our interest and other income increased to $23.9 million from $3.6 million. The increases were due primarily to gains on the sale of investments during the fiscal 2020 period.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 28, 2019	Change	September 29, 2018	September 28, 2019	Change	September 29, 2018
Provision (benefit) for income taxes	$(11.1)	(148)%	$23.4	$9.9	(79)%	$46.3
Percentage of net revenues	(1)%		3%	1%		3%
Effective tax rate	(5)%		10%	2%		10%

The decrease in the effective tax rates in the second quarter and the first six months of fiscal 2020 as compared to the same prior year periods was primarily due to an increase in excess tax benefits with respect to stock-based compensation and adjustments in the prior year periods to the provisional estimates previously recorded under the Tax Cuts and Jobs Act (TCJA).

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on global intangible low-taxed income.

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit, which will consist of a panel of 11 judges. In the case of a denial of a Ninth Circuit en banc rehearing or a decision against Altera following an en banc rehearing, Altera can appeal to the United States Supreme Court for review. Since the Altera decision is not yet final, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of the fiscal year ended March 30, 2019, the potential impact of a final adverse decision to the consolidated statement of income could be as much as $45.0 million for prior years' taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

We have manufacturing operations in Singapore for which we have been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces our local tax on Singapore income from a statutory rate of 17% to zero percent. Without obtaining a further Singapore incentive, the tax rate on Singapore income would increase to 17% beginning in fiscal 2022. During the quarter ended September 28, 2019, we received an award from the Singapore Economic Development Board for a Development and Expansion Incentive that will reduce our local tax on Singapore income from a statutory rate of 17% to 5%, effective for fiscal years 2022 through 2031.

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

The combination of cash, cash equivalents and short-term and long-term investments as of September 28, 2019 and March 30, 2019 totaled $2.52 billion and $3.23 billion, respectively. As of September 28, 2019, we had cash, cash equivalents and short-term investments of $2.52 billion and working capital of $2.75 billion. As of March 30, 2019, cash, cash equivalents and short-term investments were $3.18 billion and working capital was $3.42 billion.

As of September 28, 2019, we had $1.69 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $1.69 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first six months of fiscal 2020, our operations generated net positive cash flow of $521.9 million, which was $32.6 million higher than the $489.3 million generated during the first six months of fiscal 2019. The positive cash flow from operations generated during the first six months of fiscal 2020 was primarily from net income as adjusted for non-cash related items, partially offset by decreases in income taxes payable and accounts payable and increases in inventories and other assets. Accounts receivable decreased by $334 thousand and days sales outstanding decreased to 36 days at September 28, 2019 from 40 days at March 30, 2019. We had no collectability issues and our accounts receivable remained current as of September 28, 2019. Our inventory levels as of September 28, 2019 were $19.9 million higher at $335.3 million compared to $315.4 million at March 30, 2019, but the inventory days decreased to 105 days at September 28, 2019 from 120 days at March 30, 2019.

Investing Activities —Net cash provided by investing activities was $263.9 million during the first six months of fiscal 2020, as compared to $328.3 million used in the first six months of fiscal 2019. Net cash provided by investing activities during the first six months of fiscal 2020 consisted primarily of $786.8 million of net proceeds from sale and maturity of available-for-sale and equity securities, which was offset by acquisition of businesses (net of cash acquired) of $454.6 million and purchases of property, plant and equipment and software of $62.8 million.

Financing Activities —Net cash used in financing activities was $726.5 million in the first six months of fiscal 2020, as compared to $365.7 million in the first six months of fiscal 2019. Net cash used in financing activities during the first six months of fiscal 2020 consisted primarily of $477.2 million of cash payment (See "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part I. "Financial Information") to repurchase shares of common stock, $187.4 million dividend payments to stockholders, $71.8 million of payment for RSU withholdings and $9.8 million of payments related to other financing activities.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See "Note 15. Leases and Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of September 28, 2019 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 28, 2019, we had $143.2 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 28, 2019, we also had $1.5 million of non-cancelable license obligations to providers of electronic design automation software and hardware/software, $4.2 million related to renovation of properties and $34.4 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2024.

As of September 28, 2019, we had $476.6 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $476.6 million, $430.8 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which will be payable in six remaining annual installments. The remaining $45.8 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with liabilities for uncertain tax positions, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of September 28, 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first six months of fiscal 2020, the Company repurchased a total of 4.4 million shares for $477.2 million through a combination of open market and accelerated share repurchase program. Through open market, the Company repurchased 2.7 million shares of common stock for a total of $277.2 million. Additionally, we entered into a stock repurchase agreement with an independent financial institution to repurchase shares under the 2018 Repurchase Program. Under the agreement, we provided the financial institution with an up-front payment totaling $300.0 million during the first quarter of fiscal 2020. The financial institution delivered to us a certain number of shares based upon the volume weighted-average price, during an averaging period, less a specified discount. Under this arrangement, we received 1.7 million shares of common stock during the first six months of fiscal 2020 for $200.0 million. Accordingly, we received the balance of $100.0 million back from the financial institution during the second quarter of fiscal 2020.The shares received by us were retired, accounted for as a reduction to stockholders' equity in the condensed consolidated balance sheets and treated as a repurchase of common stock for purposes of calculating earnings per share. During the first six months of fiscal 2019, we repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $160.5 million.

During the first six months of fiscal 2020, we paid $187.4 million in cash dividends to stockholders, representing $0.37 per common share per quarter. During the first six months of fiscal 2019, we paid $181.8 million in cash dividends to stockholders, representing $0.36 per common share per quarter. On October 22, 2019, our Board of Directors declared a cash dividend of $0.37 per common share for the third quarter of fiscal 2020. The dividend is payable on December 3, 2019 to stockholders of record on November 12, 2019. On October 23, 2019, the Board increased the Company’s authorization to repurchase its common stock and debentures by $1.0 billion. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities and debt mutual funds with a fair value of approximately $1.70 billion as of September 28, 2019. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 28, 2019 would have affected the fair value of our investment portfolio by less than $18.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 28, 2019 and March 30, 2019, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	September 28, 2019	March 30, 2019
Singapore Dollar	$29.8	$29.4
Euro	46.3	39.4
Indian Rupee	75.0	78.0
British Pound	19.6	10.6
Japanese Yen	3.9	3.8
Chinese Yuan	35.4	34.4
	$210.0	$195.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through September 2021. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 28, 2019 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $16.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 28, 2019 would have affected the value of foreign-currency-denominated cash and investments by less than $15.0 million.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements" for information regarding our legal proceedings.

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

Our product development efforts may not be successful, our new products may not achieve industry acceptance, or we may not achieve the necessary volume of production that would lead to further per unit cost reductions. Revenues relating to our mature products are expected to decline in the future, which is normal for our product life cycles. As a result, we may become increasingly dependent on revenues derived from design wins for our newer products as well as anticipated cost reductions in the manufacture of our current products. We rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products, and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining consistent margins. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or to the extent that our products do not achieve market acceptance at prices with higher margins, our financial condition and results of operations could be materially adversely affected.

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

Resale of product through Avnet accounted for 40% of our worldwide net revenues in the second quarter and first six months of fiscal 2020 and as of September 28, 2019, Avnet accounted for 35% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

If economic conditions weaken, there may be a number of negative effects on our business, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, potentially causing production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could adversely impact our ability to effectively manage inventory levels and collect receivables and ultimately decrease our net revenues and profitability.

We are subject to the risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products.  All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods and disruptions or delays in production or shipments, any of which could have a material adverse effect on our business, financial condition and/or operating results. Further, global laws, regulations and policies are subject to change and reinterpretation.  For example, in 2018, the U.S. and China began to impose partial tariffs and commercial restrictions on each other's products, leading to concerns of an escalating trade war, which, if were to fully materialize, could contribute to a general economic downturn and could have a material adverse effect on our business. Further, even in the absence of concrete adverse developments affecting international trade, marketplace uncertainty regarding the potential for such developments may have similar effects. In addition, the U.S. government has and may continue to focus on the business practices of specific foreign companies, including large technology companies based in China. This focus has resulted in additional trade restrictions and denial orders being placed on certain foreign companies by the U.S. Department of Commerce and other U.S. government agencies.  Future U.S. government actions may include long-term commercial and trade restrictions that may impact our ability to do business with foreign companies. Additional factors that could adversely affect us due to our international operations include rising oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's pending exit from the European Union, commonly referred to as "Brexit," has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure and intercompany arrangements and implementation of tax planning strategies.

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

The TCJA enacted in December 2017 had a significant impact on our tax obligations. The issuance of additional regulatory guidance related to the TCJA could materially affect our tax obligations and effective tax rate in the period issued. The TCJA could also be subject to amendments and technical corrections, any of which could lessen or increase certain adverse impacts. A significant portion of our earnings are earned by our subsidiaries outside the U.S.  Changes to the taxation of certain foreign earnings resulting from the TCJA, along with the state tax impact of these changes, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial condition.

In addition, we are subject to examinations of our income tax returns by domestic and foreign tax authorities.  We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision or benefit for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial condition and results of operations.

Considerable amounts of shares of our common stock are available for issuance under our equity incentive plans, and significant issuances in the future may adversely impact the market price of our common stock.

As of September 28, 2019 we had 2.00 billion authorized common shares, of which 251.5 million shares were outstanding. In addition, 35.4 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of September 28, 2019 was $1.25 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million. The 2018 Repurchase Program has no stated expiration date. Through September 28, 2019, the Company had used $430.9 million out of the $500.0 million authorized under the 2018 Repurchase Program, leaving $69.1 million available for future purchases.

The following table summarizes our repurchase of shares of our common stock during the second quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
June 30, 2019 to August 3, 2019	179	$114.77	179	$201,333
August 4, 2019 to August 31, 2019	556	$103.63	556	$143,718
September 1, 2019 to September 28, 2019	740	$100.88	740	$69,083
Total for the Quarter	1,475		1,475

Item 6.	Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	+	Sales Exhibit, effective March 31, 2019, entered into pursuant to the Addendum to Master Distribution Agreement, dated April 20, 2017, by and between the Company and Avnet, Inc.					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.
X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Portions of this Exhibit have been omitted.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 24, 2019	/s/ Lorenzo A. Flores
Lorenzo A. Flores
Executive Vice President and Chief Financial Officer (as principal financial officer and on behalf of Registrant)