Form 10-Q
period 2019-12-28
XILINX INC
filed 2020-01-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 10, 2020
Common Stock, $0.01 par value	248,836,561

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenues	$723,499	$800,057	$2,406,497	$2,230,678
Cost of revenues:
Cost of products sold	233,324	247,903	804,197	686,411
Amortization of acquisition-related intangibles	6,697	—	15,699	—
Total cost of revenues	240,021	247,903	819,896	686,411
Gross margin	483,478	552,154	1,586,601	1,544,267
Operating expenses:
Research and development	211,541	189,329	638,621	543,527
Selling, general and administrative	109,612	103,039	328,633	291,256
Amortization of acquisition-related intangibles	2,919	1,866	5,488	3,064
Total operating expenses	324,072	294,234	972,742	837,847
Operating income	159,406	257,920	613,859	706,420
Interest and other income (expense), net	6,437	(1,330)	30,378	2,231
Income before income taxes	165,843	256,590	644,237	708,651
Provision for income taxes	3,831	17,230	13,774	63,542
Net income	$162,012	$239,360	$630,463	$645,109
Net income per common share:
Basic	$0.65	$0.95	$2.50	$2.55
Diluted	$0.64	$0.93	$2.47	$2.53
Cash dividends per common share	$0.37	$0.36	$1.11	$1.08
Shares used in per share calculations:
Basic	250,546	253,060	252,330	252,634
Diluted	252,808	256,374	255,758	255,227

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income	$162,012	$239,360	$630,463	$645,109
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	548	7,029	12,264	3,244
Reclassification adjustment for (gains) losses on available-for-sale securities	(91)	(131)	(890)	(181)
Change in unrealized gains (losses) on hedging transactions	2,184	(480)	(1,829)	(9,252)
Reclassification adjustment for (gains) losses on hedging transactions	96	2,522	2,247	4,693
Cumulative translation adjustment, net	2,294	5	(487)	(4,187)
Other comprehensive income (loss)	5,031	8,945	11,305	(5,683)
Total comprehensive income	$167,043	$248,305	$641,768	$639,426

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 28, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,292,088	$1,544,490
Short-term investments	1,133,077	1,631,194
Accounts receivable, net	253,548	335,165
Inventories	328,209	315,358
Prepaid expenses and other current assets	121,099	65,771
Total current assets	3,128,021	3,891,978
Property, plant and equipment, at cost	983,830	902,993
Accumulated depreciation and amortization	(605,588)	(574,064)
Net property, plant and equipment	378,242	328,929
Long-term investments	—	53,433
Goodwill	619,196	340,718
Acquisition-related intangibles, net	210,441	80,723
Other assets	615,322	455,567
Total Assets	$4,951,222	$5,151,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,691	$117,491
Accrued payroll and related liabilities	259,974	247,268
Income taxes payable	24,222	28,718
Other accrued liabilities	128,993	81,559
Total current liabilities	515,880	475,036
Long-term debt	1,246,000	1,234,807
Long-term income taxes payable	447,990	515,192
Other long-term liabilities	100,190	64,804
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value (none issued and outstanding)	—	—
Common stock, $.01 par value	2,489	2,539
Additional paid-in capital	1,105,568	1,005,411
Retained earnings	1,545,210	1,876,969
Accumulated other comprehensive loss	(12,105)	(23,410)
Total stockholders’ equity	2,641,162	2,861,509
Total Liabilities and Stockholders’ Equity	$4,951,222	$5,151,348

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$630,463	$645,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	68,882	49,097
Amortization - others	37,326	23,461
Stock-based compensation	142,732	109,194
Deferred income taxes	1,417	(9,040)
Others	(24,083)	8,686
Changes in assets and liabilities:
Accounts receivable, net	86,370	22,879
Inventories	(6,845)	(46,573)
Prepaid expenses and other current assets	912	13,151
Other assets	(26,217)	(25,141)
Accounts payable	(26,466)	11,013
Accrued liabilities	7,735	30,652
Income taxes payable	(46,741)	(29,280)
Net cash provided by operating activities	845,485	803,208
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,273,015)	(1,340,057)
Proceeds from sale and maturity of available-for-sale and equity securities	1,838,572	1,080,850
Purchases of property, plant and equipment and software	(96,980)	(60,803)
Other investing activities	(15,233)	(37,572)
Acquisition of businesses, net of cash acquired	(454,651)	(233,941)
Net cash used in investing activities	(1,307)	(591,523)
Cash flows from financing activities:
Repurchases of common stock	(738,184)	(161,551)
Taxes paid related to net share settlements of restricted stock units	(75,417)	(42,029)
Proceeds from issuance of common stock through various stock plans	19,876	18,436
Payment of dividends to stockholders	(280,376)	(272,860)
Other financing activities	(22,479)	(3,488)
Net cash used in financing activities	(1,096,580)	(461,492)
Net decrease in cash and cash equivalents	(252,402)	(249,807)
Cash and cash equivalents at beginning of period	1,544,490	2,179,328
Cash and cash equivalents at end of period	$1,292,088	$1,929,521
Supplemental disclosure of cash flow information:
Interest paid	$41,576	$57,514
Income taxes paid, net	$58,937	$101,557

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended December 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905
Components of comprehensive income:
Net income	—	—	—	162,012	—	162,012
Other comprehensive income	—	—	—	—	5,031	5,031
Issuance of common shares under employee stock plans, net	153	2	(3,567)	—	—	(3,565)
Repurchase and retirement of common stock	(2,784)	(28)	(1,132)	(256,175)	—	(257,335)
Stock-based compensation expense	—	—	50,157	—	—	50,157
Cash dividends declared ($0.37 per common share)	—	—	—	(92,931)	—	(92,931)
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888	—	—	81,888
Balance as of December 28, 2019	248,835	$2,489	$1,105,568	$1,545,210	$(12,105)	$2,641,162

Nine Months Ended December 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	630,463	—	630,463
Other comprehensive income	—	—	—	—	11,305	11,305
Issuance of common shares under employee stock plans, net	2,171	22	(55,563)	—	—	(55,541)
Repurchase and retirement of common stock	(7,227)	(72)	(68,900)	(681,846)	—	(750,818)
Stock-based compensation expense	—	—	142,732	—	—	142,732
Cash dividends declared ($1.11 per common share)	—	—	—	(280,376)	—	(280,376)
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888	—	—	81,888
Balance as of December 28, 2019	248,835	$2,489	$1,105,568	$1,545,210	$(12,105)	$2,641,162

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended December 29, 2018	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of September 29, 2018	253,019	$2,530	$906,618	$1,576,476	$(40,738)	$2,444,886
Components of comprehensive income:
Net income	—	—	—	239,360	—	239,360
Other comprehensive income	—	—	—	—	8,945	8,945
Issuance of common shares under employee stock plans, net	110	1	(2,516)	—	—	(2,515)
Repurchase and retirement of common stock	(14)	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	—	38,641	—	—	38,641
Cash dividends declared ($0.36 per common share)	—	—	—	(91,107)	—	(91,107)
Balance as of December 29, 2018	253,115	$2,531	$942,743	$1,723,714	$(31,793)	$2,637,195

Nine Months Ended December 29, 2018	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 31, 2018	253,377	$2,534	$878,672	$1,513,656	$(34,509)	$2,360,353
Components of comprehensive income:
Net income	—	—	—	645,109	—	645,109
Other comprehensive loss	—	—	—	—	(5,683)	(5,683)
Cumulative-effect of equity investments adoption	—	—	—	(8,399)	8,399	—
Issuance of common shares under employee stock plans, net	2,174	22	(23,615)	—	—	(23,593)
Repurchase and retirement of common stock	(2,436)	(25)	(21,508)	(140,016)	—	(161,549)
Stock-based compensation expense	—	—	109,194	—	—	109,194
Cumulative-effect of deferred tax from intra-entity asset transfer adoption	—	—	—	(13,776)	—	(13,776)
Cash dividends declared ($1.08 per common share)	—	—	—	(272,860)	—	(272,860)
Balance as of December 29, 2018	253,115	$2,531	$942,743	$1,723,714	$(31,793)	$2,637,195

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2020 and fiscal 2019 are both 52-week years ending on March 28, 2020 and March 30, 2019, respectively. The quarters ended December 28, 2019 and December 29, 2018 each consisted of 13 weeks.

Note 2.	Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. On the commencement date, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. The Company adopted this authoritative guidance using the modified retrospective method during first quarter of fiscal 2020 and resulted in the recognition of right-of-use assets of approximately $50.0 million and lease liabilities for operating leases of approximately $50.0 million on March 31, 2019, the beginning of fiscal 2020. The Company elected the practical expedients to not separate lease and non-lease components within lease transactions, and not to record on the balance sheet leases with a term of 12 months or less. The Company also has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

The Company recognizes its operating leases within its other assets, other accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheets. The Company's finance leases were immaterial.

Recent Accounting Pronouncements Not Yet Adopted

Credit Loss

In June 2016, the FASB issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for financial assets. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021.The Company is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has decided not to early adopt this new authoritative guidance in fiscal 2020. The Company is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021. The Company is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

Note 3.	Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of December 28, 2019 and March 30, 2019, Avnet accounted for 33% and 37% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 45% and 41% of the Company’s worldwide net revenues in the third quarter and first nine months of fiscal 2020, respectively. Net revenues from Avnet accounted for 42% and 47% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2019, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the third quarter and the first nine months of fiscal 2020, approximately 57% and 52%, respectively, of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers. For the third quarter and the first nine months of fiscal 2019, the percentages of the Company's net revenues from distributors were 50% and 56%, respectively.

No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and the first nine months of fiscal 2020 and 2019. One end customer accounted for 12% and 11% of the Company's worldwide net revenues for the third quarter and the first nine months of fiscal 2020, respectively. No end customer accounted for more than 10% of the Company's worldwide net revenues for the third quarter and the first nine months of fiscal 2019.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 94% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange and interest rate swap contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of December 28, 2019, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the third quarter and first nine months of fiscal 2020 and the Company did not adjust or override any fair value measurements as of December 28, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 28, 2019 and March 30, 2019:

	December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$444,604	$—	$—	$444,604
Financial institution securities	—	100,000	—	100,000
Non-financial institution securities	—	362,554	—	362,554
U.S. government and agency securities	131,757	59,903	—	191,660
Foreign government and agency securities	—	68,295	—	68,295
Short-term investments:
Financial institution securities	—	300,000	—	300,000
Non-financial institution securities	—	64,398	—	64,398
U.S. government and agency securities	9,997	9,994	—	19,991
Foreign government and agency securities	—	266,063	—	266,063
Mortgage-backed securities	—	395,451	—	395,451
Asset-backed securities	—	23,238	—	23,238
Commercial mortgage-backed securities	—	63,936	—	63,936
Derivative financial instruments, net	—	1,580	—	1,580
Total assets measured at fair value	$586,358	$1,715,412	$—	$2,301,770

	March 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$428,150	$—	$—	$428,150
Financial institution securities	—	287,945	—	287,945
Non-financial institution securities	—	461,884	—	461,884
U.S. government and agency securities	149,578	53,520	—	203,098
Foreign government and agency securities	—	99,750	—	99,750
Short-term investments:
Financial institution securities	—	249,850	—	249,850
Non-financial institution securities	—	240,040	—	240,040
U.S. government and agency securities	93,149	37,838	—	130,987
Foreign government and agency securities	—	114,705	—	114,705
Mortgage-backed securities	—	670,770	—	670,770
Debt mutual fund	—	31,934	—	31,934
Asset-backed securities	—	76,369	—	76,369
Commercial mortgage-backed securities	—	116,539	—	116,539
Long-term investments:
Debt mutual fund	—	53,433	—	53,433
Total assets measured at fair value	$670,877	$2,494,577	$—	$3,165,454
Liabilities
Derivative financial instruments, net	$—	$9,009	$—	$9,009
Total liabilities measured at fair value	$—	$9,009	$—	$9,009
Net assets measured at fair value	$670,877	$2,485,568	$—	$3,156,445

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes and 2024 Notes as of December 28, 2019 were approximately $506.3 million and $770.7 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 28, 2019, the Company had non-marketable equity securities in private companies of $87.1 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	December 28, 2019				March 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$444,604	$—	$—	$444,604	$428,150	$—	$—	$428,150
Financial institution
securities	400,000	—	—	400,000	537,795	—	—	537,795
Non-financial institution
securities	426,959	20	(27)	426,952	702,483	3	(562)	701,924
U.S. government and
agency securities	211,644	10	(3)	211,651	334,185	39	(139)	334,085
Foreign government and
agency securities	334,353	5	—	334,358	214,455	—	—	214,455
Mortgage-backed securities	396,873	1,261	(2,683)	395,451	684,596	809	(14,635)	670,770
Asset-backed securities	23,244	16	(22)	23,238	76,852	—	(483)	76,369
Commercial mortgage-
backed securities	64,333	32	(429)	63,936	118,115	42	(1,618)	116,539
	$2,302,010	$1,344	$(3,164)	$2,300,190	$3,096,631	$893	$(17,437)	$3,080,087

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of December 28, 2019 and March 30, 2019.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of December 28, 2019 and March 30, 2019:

	December 28, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$5,195	$(2)	$3,550	$(25)	$8,745	$(27)
U.S. government and
agency securities	—	—	1,997	(3)	1,997	(3)
Mortgage-backed securities	63,878	(254)	199,346	(2,429)	263,224	(2,683)
Asset-backed securities	8,277	(4)	10,182	(18)	18,459	(22)
Commercial mortgage-
backed securities	28,104	(56)	25,689	(373)	53,793	(429)
	$105,454	$(316)	$240,764	$(2,848)	$346,218	$(3,164)

	March 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,767	$(4)	$51,044	$(558)	$55,811	$(562)
U.S. government and
agency securities	—	—	13,542	(139)	13,542	(139)
Mortgage-backed securities	34,595	(480)	597,394	(14,155)	631,989	(14,635)
Asset-backed securities	—	—	76,103	(483)	76,103	(483)
Commercial mortgage-
backed securities	1,354	(3)	112,294	(1,615)	113,648	(1,618)
	$40,716	$(487)	$850,377	$(16,950)	$891,093	$(17,437)

As of December 28, 2019, the gross unrealized losses that had been outstanding for both less than twelve months and more than twelve months were primarily related to mortgage-backed securities, which was primarily due to the general rising of the interest-rate environment although the percentage of such losses to the total estimated fair value of the mortgage-backed securities was relatively insignificant.

The Company reviewed the investment portfolio and determined that the gross unrealized losses as of December 28, 2019 and March 30, 2019 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of December 28, 2019 and March 30, 2019. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 28, 2019
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,371,519	$1,371,529
Due after one year through five years	39,724	39,676
Due after five years through ten years	104,585	104,790
Due after ten years	341,578	339,591
	$1,857,406	$1,855,586

As of December 28, 2019, $484.1 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Proceeds from sale of available-for-sale securities	$23,605	$12,692	$323,228	$13,594
Gross realized gains on sale of available-for-sale securities	$128	$173	$1,339	$269
Gross realized losses on sale of available-for-sale securities	(9)	(114)	(181)	(162)
Net realized gains on sale of available-for-sale securities	$119	$59	$1,158	$107
Amortization of premiums on available-for-sale securities	$1,063	$1,403	$3,411	$6,539

The cost of securities matured or sold is based on the specific identification method.

Note 6.	Derivative Financial Instruments

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Stock-based compensation included in:
Cost of revenues	$2,961	$2,366	$8,386	$6,650
Research and development	31,543	22,352	86,119	63,329
Selling, general and administrative	15,653	13,923	48,227	39,215
	$50,157	$38,641	$142,732	$109,194

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan; however, there was no issuance of stock options during the first nine months of fiscal 2020 and the entire fiscal 2019. The Company's stock-based compensation expenses related to options during the third quarter and the first nine months of fiscal 2020 and the number of options outstanding as of December 28, 2019 were not material. On August 8, 2019, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the 2007 Equity Plan by 6.0 million shares. As of December 28, 2019, 14.9 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54
Granted	2,700	$110.05
Vested	(2,599)	$54.06
Cancelled	(289)	$73.99
December 28, 2019	7,143	$80.04

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2020 was $89.57 ($75.72 for the third quarter of fiscal 2019), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Risk-free interest rate	1.6%	3.0%	1.8%	2.7%
Dividend yield	1.6%	1.8%	1.3%	2.1%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first nine months of fiscal 2020 and 2019, the Company withheld $75.4 million and $42.0 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the third quarter and the first nine months of fiscal 2020, the Company realized excess tax benefits of $1.3 million and $35.6 million, respectively, primarily from RSU vesting. During the third quarter and the first nine months of fiscal 2019, the excess tax benefits were $1.5 million and $10.2 million, respectively, primarily from RSU vesting. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2020. On August 8, 2019, the stockholders approved an amendment to increase the authorized number of shares reserved for issuance under the ESPP by 2.0 million shares. As of December 28, 2019, 13.1 million shares were available for future issuance under the Company's ESPP.

Note 8.	Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income available to common stockholders	$162,012	$239,360	$630,463	$645,109
Weighted average common shares outstanding-basic	250,546	253,060	252,330	252,634
Dilutive effect of employee equity incentive plans	2,262	3,314	3,428	2,593
Weighted average common shares outstanding-diluted	252,808	256,374	255,758	255,227
Basic net income per common share	$0.65	$0.95	$2.50	$2.55
Diluted net income per common share	$0.64	$0.93	$2.47	$2.53

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the third quarter and the first nine months of fiscal 2020, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	December 28, 2019	March 30, 2019
Raw materials	$34,518	$39,727
Work-in-process	232,075	213,784
Finished goods	61,616	61,847
	$328,209	$315,358

Note 10.	Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of December 28, 2019, the remaining term of the 2021 Notes is 1.2 years.

The following table summarizes the carrying value of the 2021 Notes as of December 28, 2019 and March 30, 2019:

(In thousands)	December 28, 2019	March 30, 2019
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(654)	(1,063)
Unamortized debt issuance costs associated with 2021 Notes	(285)	(467)
Carrying value of the 2021 Notes	$499,061	$498,470

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Contractual coupon interest	$3,750	$3,750	$11,250	$11,250
Amortization of debt issuance costs	61	61	182	183
Amortization of debt discount, net	137	133	409	396
Total interest expense related to the 2021 Notes	$3,948	$3,944	$11,841	$11,829

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of December 28, 2019, the remaining term of the 2024 Notes is approximately 4.5 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company paid on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and received on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company did not incur any interest expense for the three months ended December 28, 2019 but incurred a net interest expense of $923 thousand for the nine months ended December 28, 2019, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. The Company incurred a net interest expense of $939 thousand and $2.4 million for the three and nine months ended December 29, 2018, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the condensed consolidated statements of income. During the first quarter of fiscal 2020, the Company sold the interest rate swap contracts for an immaterial gain. The gain is being amortized as a reduction to interest expense over the remaining life of the 2024 Notes.

The following table summarizes the carrying value of the 2024 Notes as of December 28, 2019 and March 30, 2019:

(In thousands)	December 28, 2019	March 30, 2019
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(555)	(642)
Unamortized debt issuance costs associated with 2024 Notes	(2,506)	(2,932)
Carrying Value of the 2024 Notes	$746,939	$746,426
Fair value hedge adjustment — interest rate swap contracts	—	(10,089)
Net carrying value of the 2024 Notes	$746,939	$736,337

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Contractual coupon interest (including interest rate swap, net)	$5,444	$6,470	$17,429	$19,026
Amortization of debt issuance costs	142	142	426	426
Amortization of debt discount, net	29	28	87	84
Total interest expense related to the 2024 Notes	$5,615	$6,640	$17,942	$19,536

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of December 28, 2019, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On May 16, 2018, the Board authorized a repurchase program to repurchase the Company's common stock and debentures up to $500.0 million (2018 Repurchase Program). On October 22, 2019, the Board authorized another repurchase program to repurchase the Company's common stock and debentures up to $1.00 billion (2019 Repurchase Program). The 2018 and 2019 Repurchase Programs have no stated expiration date.

Through December 28, 2019, the Company had fully utilized the entire amount authorized under the 2018 Repurchase Program and used $191.9 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $808.1 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of December 28, 2019 and March 30, 2019.

During the first nine months of fiscal 2020, the Company repurchased a total of 7.2 million shares of common stock for $738.2 million in the open market and through an accelerated share repurchase program with independent financial institutions. During the first nine months of fiscal 2019, the Company repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $161.6 million.

Note 12.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Interest income	$11,138	$21,610	$42,939	$56,358
Interest expense	(9,563)	(13,464)	(30,255)	(40,000)
Other income (expense), net	4,862	(9,476)	17,694	(14,127)
Total interest and other income (expense), net	$6,437	$(1,330)	$30,378	$2,231

Note 13.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	December 28, 2019	March 30, 2019
Accumulated unrealized losses on available-for-sale securities, net of tax	$(1,351)	$(12,725)
Accumulated unrealized gains on hedging transactions, net of tax	513	95
Accumulated cumulative translation adjustment, net of tax	(11,267)	(10,780)
Total accumulated other comprehensive loss	$(12,105)	$(23,410)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14.	Income Taxes

The Company recorded tax provisions of $3.8 million and $13.8 million for the third quarter and the first nine months of fiscal 2020, respectively, representing effective tax rates of 2.3% and 2.1%, respectively. The Company recorded tax provisions of $17.2 million and $63.5 million for the third quarter and the first nine months of fiscal 2019, respectively, representing effective tax rates of 6.7% and 9.0%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by U.S. tax on global intangible low-taxed income.

The Company’s total gross unrecognized tax benefits as of December 28, 2019, determined in accordance with FASB authoritative guidance for measuring uncertain tax positions, decreased by a net $79.4 million in the third quarter of fiscal 2020 to $87.7 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $49.2 million as of December 28, 2019. Of the net change in uncertain tax benefits during the quarter, there was an $85.5 million decrease related to an additional deduction claimed on federal and state amended tax returns (refund claim) for fiscal 2014 for redemption premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. During the third quarter of fiscal 2020, the Company received written notification from the Internal Revenue Service that the Joint Committee on Taxation had completed its review of the Company's refund claim and had taken no exception. The tax benefit of the refund claim, net of state tax adjustments, of $81.9 million was recognized as an increase to additional paid-in capital in the third quarter of fiscal 2020. It is reasonably possible that other changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The Company recorded net benefits of $5.2 million and $4.9 million for interest and penalties, which were included in the Company's provision for income taxes for the third quarter and first nine months of fiscal 2020, respectively. The amounts of interest and penalties included in the Company's provision for income taxes were not material for the third quarter and first nine months of fiscal 2019.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2014.

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit. On November 12, 2019, the Ninth Circuit issued an order denying Altera's petition. The decision is not yet final, however, because Altera has until February 10, 2020 to file a petition for certiorari with the U.S. Supreme Court. Nevertheless, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. The cumulative potential impact of a final adverse decision to the consolidated statement of income is expected to be $55 million to $60 million by the end of fiscal 2020 for taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

Note 15.	Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of December 28, 2019:

Fiscal	(In thousands)
2020 (remaining three months)	$3,436
2021	13,328
2022	11,731
2023	7,327
2024	6,299
Thereafter	35,854
Total lease payments	77,975
Less: Imputed interest	(18,977)
Total lease liabilities	$58,998

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	December 28, 2019
Other assets	$56,242
Other accrued liabilities	10,588
Other long-term liabilities	48,410

The components of lease costs were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	December 28, 2019	December 28, 2019
Operating lease cost	$4,109	$12,715
Lease income	(768)	(2,236)
Total lease cost	$3,341	$10,479

Other information related to leases was as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	December 28, 2019	December 28, 2019
Cash paid for operating leases included in operating cash flows	$3,054	$9,133

December 28, 2019
Weighted-average remaining lease term - operating leases (in years)	7.8
Weighted-average remaining discount rate - operating leases	5.7%

Other commitments as of December 28, 2019 totaled $115.0 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of December 28, 2019, the Company also had $1.0 million commitments related to renovation of properties and $34.9 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through April 2024.

Note 16.	Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2020 and the end of fiscal 2019, the accrual balances of the product warranty liability were immaterial.

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

Patent Litigation

On October 18, 2019, a patent infringement lawsuit was filed by Arbor Global Strategies LLC (Arbor) against the Company in the U.S. District Court in Delaware (Arbor Global Strategies LLC, v. Xilinx, Inc., Case No. 1:19-cv-01986). The lawsuit pertains to four patents and Arbor seeks unspecified damages, interest, attorneys’ fees, and costs.  The Company filed a motion to dismiss the case on December 19, 2019.  This motion is still pending.  No schedule has been set in the case.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225).  The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction.  The Company filed its answer and counterclaims on January 21, 2020. No schedule has been set in the case.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend our intellectual property vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019. On July 22, 2019, the Trustee filed his notice of appeal and filed his opening appellate brief on September 17, 2019. On October 30, 2019, Xilinx filed its appellee brief.  On November 20, 2019, the Trustee filed his reply brief.

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

Note 18.	Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of December 28, 2019 and March 30, 2019 was as follows:

			Weighted-Average
(In thousands)	December 28, 2019	March 30, 2019	Amortization Life
Goodwill	$619,196	$340,718
Core technology, gross	$209,131	$107,250
Less accumulated amortization	(98,310)	(82,611)
Core technology, net	110,821	24,639	4.2 years
Other intangibles, gross	95,759	51,016
Less accumulated amortization	(53,130)	(47,642)
Other intangibles, net	42,629	3,374	4.1 years

In-process research and development	56,991	52,710

Total acquisition-related intangibles, gross	361,881	210,976
Less total accumulated amortization	(151,440)	(130,253)
Total acquisition-related intangibles, net	$210,441	$80,723

Based on the carrying value of acquisition-related intangibles recorded as of December 28, 2019, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2020 (remaining three months)	$9,616
2021	38,440
2022	35,599
2023	33,749
2024	29,443
Thereafter	6,603
Total	$153,450
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

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
North America	$203,862	$227,203	$636,269	$628,484
Asia Pacific	343,416	366,766	1,197,489	997,533
Europe	118,646	145,903	395,779	431,324
Japan	57,575	60,185	176,960	173,337
Total net revenues	$723,499	$800,057	$2,406,497	$2,230,678

Geographic revenue information for the third quarter of fiscal 2020 and 2019 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.

Note 20.	Business Combination

In July 2019, the Company completed the acquisition of Solarflare Communications, Inc. (Solarflare) by acquiring all of its outstanding ordinary shares. Solarflare is a leading provider of high-performance, low latency networking solutions for customers spanning FinTech to cloud computing. This acquisition enables the Company to combine its industry leading solutions with Solarflare's ultra-low latency network interface card (NIC) technology and onload application acceleration software, to enable new converged SmartNIC solutions.
Total purchase consideration to acquire Solarflare was approximately $400.0 million, including $8.4 million of fair value from the Company's preexisting investment in Solarflare and net of $6.8 million of cash acquired. The Company incurred $4.2 million of acquisition related costs, which was recorded as operating expenses in the Company's condensed consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Solarflare and, as a result, recorded an immaterial gain in its condensed consolidated statements of income as part of interest and other income (expense), net.
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

Amount
(In thousands)
Cash and cash equivalents	$6,765
Tangible assets	19,308
Deferred tax assets	44,016
Identifiable intangible assets	106,000
Goodwill	237,163
Current liabilities	(9,229)
Non-current liabilities	(3,797)
Total	$400,226

The goodwill of $237.2 million arising from the acquisition is attributed to the expected synergies and other benefits that will be generated from the combination of the Company and Solarflare. The goodwill recognized is not deductible for tax purposes.
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

On January 27, 2020, the Board declared a cash dividend of $0.37 per common share for the fourth quarter of fiscal 2020. The dividend is payable on February 20, 2020 to stockholders of record on February 11, 2020.

On January 28, 2020, the Company announced cost-saving measures designed to drive structural operating efficiencies across the Company, including a targeted global workforce reduction in force. As a result of this reduction, the Company expects to incur a pre-tax charge of approximately $25.0 million to $30.0 million in the fourth quarter of fiscal 2020 primarily related to severance pay expenses.

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

Results of Operations: third quarter and the first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	32.3	31.0	33.4	30.8
Amortization of acquisition-related intangibles	0.9	—	0.7	—
Total cost of revenues	33.2	31.0	34.1	30.8
Gross margin	66.8	69.0	65.9	69.2
Operating expenses:
Research and development	29.2	23.7	26.5	24.4
Selling, general and administrative	15.2	12.9	13.7	13.0
Amortization of acquisition-related intangibles	0.4	0.2	0.2	0.1
Total operating expenses	44.8	36.8	40.4	37.5
Operating income	22.0	32.2	25.5	31.7
Interest and other income (expense), net	0.9	(0.1)	1.3	0.1
Income before income taxes	22.9	32.1	26.8	31.8
Provision for income taxes	0.5	2.2	0.6	2.9
Net income	22.4%	29.9%	26.2%	28.9%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories, Advanced Products and Core Products:

•	Advanced Products include our most recent product offerings and consist of the UltraScale+, UltraScale and 7-series product families and our Alveo boards products.

•	Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we group devices and board products utilizing 28 nanometer (nm), 20nm and 16nm nodes and beyond into the Advanced Products category while all other products are grouped in the Core Products category.

Except for Avnet, no other distributor accounted for more than 10% of our net revenues for the third quarter of fiscal 2020 or 2019. One end customer accounted for 12% and 11% of our worldwide net revenues for the third quarter and the first nine months of fiscal 2020, respectively. No end customer accounted for more than 10% of our worldwide net revenues for the third quarter and the first nine months of fiscal 2019.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	% Change	December 29, 2018	December 28, 2019	% Change	December 29, 2018
Advanced Products	$504.7	(4)	$524.2	$1,709.2	23	$1,387.8
Core Products	218.8	(21)	275.9	697.3	(17)	842.9
Total net revenues	$723.5	(10)	$800.1	$2,406.5	8	$2,230.7

Net revenues from Advanced Products decreased in the third quarter but increased the first nine months of fiscal 2020 from the comparable prior year periods. The decrease in the third quarter of fiscal 2020 was due to weak sales from our 28nm and 20nm product families; but was partially offset by the strong growth from our 16nm product family. The increase in the first nine months of fiscal 2020 was a result of strong sales growth from our 16nm product; but was partially offset by declines in sales from our 28nm and 20nm product families. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm and 7nm products.

Net revenues from Core Products decreased in the third quarter and the first nine months of fiscal 2020 from the comparable prior year periods. The decreases were largely due to lower sales from our Virtex-5 and older Spartan product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting March 31, 2019, we classify our end markets into businesses with similar market drivers: Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); Automotive, Broadcast & Consumer; Wired & Wireless; and Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the third quarter and the first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	December 28, 2019	% Change in Dollars	December 29, 2018	December 28, 2019	% Change in Dollars	December 29, 2018
AIT	40%	(10)	40%	39%	2	41%
Automotive, Broadcast and Consumer	19	10	15	16	10	16
Wired and Wireless	31	(18)	35	37	20	33
Data Center	9	8	8	8	8	8
Channel Revenue	1	NM*	2	—	NM*	2
Total net revenues	100%	(10)	100%	100%	8	100%
*Not meaningful

Net revenues from AIT decreased, in terms of absolute dollar, in the third quarter but increased in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease for the third quarter of fiscal 2020 was primarily due to lower sales from Test, Measurement and Emulation business. For the first nine months of fiscal 2020, higher sales from Aerospace and Defense and Industrial businesses were largely offset by the decline in sales from Test, Measurement and Emulation business.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2020 from the comparable prior year periods. The increase was primarily due to higher sales from Consumer business, and to a lesser extent, from Audio, Video and Broadcast business for the third quarter of fiscal 2020. The increase for the first nine months of fiscal 2020 was due to higher sales from all sub-segments of the business.

Net revenues from Wired and Wireless decreased, in terms of absolute dollar, in the third quarter but increased in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease for the third quarter of fiscal 2020 was primarily due to lower sales from Wired and Wireless businesses. The increase for the first nine months of fiscal 2020 was due to higher sales from Wireless business driven by the initial deployment ramp of 5G wireless networks; but was partially offset by lower sales from Wired business.

Net revenues from Data Center increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2020 from the comparable prior year periods. The increases were largely driven by higher sales in the Networking business.

Channel Revenue was a positive amount in the third quarter and the first nine months of fiscal 2020 as shipments to distributors were higher than what the distributors subsequently shipped to the end customers in the periods. While we strive to improve the stability of distributor inventory balances, Channel Revenue could fluctuate in the future driven by external factors such as the distributors' own inventory management and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	% Change	December 29, 2018	December 28, 2019	% Change	December 29, 2018
North America	$203.9	(10)	$227.2	$636.3	1	$628.6
Asia Pacific	343.4	(6)	366.8	1,197.5	20	997.5
Europe	118.6	(19)	145.9	395.7	(8)	431.3
Japan	57.6	(4)	60.2	177.0	2	173.3
Total net revenues	$723.5	(10)	$800.1	$2,406.5	8	$2,230.7

Net revenues in North America decreased in the third quarter but increased in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease for the third quarter of fiscal 2020 was primarily due to lower sales from Wired and

Test, Measurement and Emulation businesses. The increase for the first nine months of fiscal 2020 was primarily due to higher sales from Aerospace and Defense business, but was partially offset by lower sales from Wired business.

Net revenues in Asia Pacific decreased in the third quarter but increased in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease for the third quarter of fiscal 2020 was primarily due to lower sales from Wired and Wireless businesses. The increase for the first nine months of fiscal 2020 was primarily due to higher sales from Wireless business, driven by the initial deployment ramp of 5G wireless networks, but was partially offset by lower sales from Wired business.

Net revenues in Europe decreased in the third quarter and the first nine months of fiscal 2020 from the comparable prior year periods. The decreases were primarily due to lower sales from Test, Measurement and Emulation business.

Net revenues in Japan decreased in the third quarter of fiscal 2020; but increased in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease in the third quarter of fiscal 2020 was primarily due to lower sales from Test, Measurement and Emulation business. The increase in the first nine months of fiscal 2020 was primarily due to higher sales from Wireless business.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Gross margin	$483.5	(12)%	$552.2	$1,586.6	3%	$1,544.3
Percentage of net revenues	66.8%		69.0%	65.9%		69.2%

Gross margin was lower in both the third quarter and in the first nine months of fiscal 2020 from the comparable prior year periods. The decrease for the third quarter of fiscal 2020 was due to unfavorable changes in the end market mix driven by weakness in Test, Measurement and Emulation business, which had relatively higher gross margin. The decrease for the first nine months of fiscal 2020 was driven primarily by unfavorable changes in the end market mix, as the percentage of revenue derived from wireless business, which had relatively lower gross margin, increased significantly. Lower gross margin was also affected, to a lesser extent, by amortization of acquisition-related intangibles.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in wireless business driven by the accelerated global deployment ramp of 5G wireless networks might negatively impact gross margin in the future.

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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Research and development	$211.5	12%	$189.3	$638.6	17%	$543.5
Percentage of net revenues	29%		24%	27%		24%

Research and development (R&D) spending increased by $22.2 million, or 12%, for the third quarter of fiscal 2020 from the comparable prior year period, and by $95.1 million, or 17%, for the first nine months of fiscal 2020. The increases were primarily attributable to increased headcount and employee compensation (including stock-based compensation), and to a lesser extent higher mask and wafer spending, related to our continuing new products development.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, intellectual property (IP) cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Selling, general and administrative	$109.6	6%	$103.0	$328.6	13%	$291.3
Percentage of net revenues	15%		13%	14%		13%

Selling, general and administrative expenses increased by $6.6 million and $37.3 million, respectively, for the third quarter and the first nine months of fiscal 2020 from the comparable prior year periods. We incurred higher employee compensation (including stock-based compensation) due primarily to increased headcount. For the first nine months of fiscal 2020, we also incurred higher expenses related to merger and acquisition activities.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Stock-based compensation included in:
Cost of revenues	$3.0	31%	$2.3	$8.4	26%	$6.7
Research and development	31.5	41%	22.4	86.1	36%	63.3
Selling, general and administrative	15.7	13%	13.9	48.2	23%	39.2
	$50.2	30%	$38.6	$142.7	31%	$109.2

The 30% and 31% increases in stock-based compensation expense for the third quarter and the first nine months of fiscal 2020, respectively, as compared to the prior year periods were primarily related to higher expenses associated with RSUs to remain competitive in employee compensation, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Interest and other income (expense), net	$6.4	584%	$(1.3)	$30.4	1,262%	$2.2
Percentage of net revenues	1%		—%	1%		—%

Our interest and other income (expense), net was a net income of $6.4 million in the third quarter of fiscal 2020, as compared to a net expense of $1.3 million in the same prior year period. For the first nine months of fiscal 2020, our interest and other income (expense), net was a net income of $30.4 million comparing to $2.2 million of the same period last year. The increases were primarily due to gains on our investments during the fiscal 2020 period.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	December 28, 2019	Change	December 29, 2018	December 28, 2019	Change	December 29, 2018
Provision for income taxes	$3.8	(78)%	$17.2	$13.8	(78)%	$63.5
Percentage of net revenues	1%		2%	1%		3%
Effective tax rate	2%		7%	2%		9%

The decrease in the effective tax rate in the third quarter of fiscal 2020 as compared to the same prior year period was primarily due to net tax benefits recognized on the intercompany transfer of intellectual property, the release of reserves for uncertain tax positions and the benefit of interest accrued on tax refunds in fiscal 2020. The decrease in the effective tax rate was partially offset by a benefit for the initial recognition of deferred tax assets on global intangible low taxed income in fiscal 2019.

The decrease in the effective tax rate in the first nine months of fiscal 2020 as compared to the same prior year period was primarily due to an increase in excess tax benefits with respect to stock-based compensation and adjustments in the prior year period to the provisional estimates previously recorded under the Tax Cuts and Jobs Act (TCJA).

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by U.S. tax on global intangible low-taxed income.

On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit. On November 12, 2019, the Ninth Circuit issued an order denying Altera's petition. The decision is not yet final, however, because Altera has until February 10, 2020 to file a petition for certiorari with the U.S. Supreme Court. Nevertheless, we believe the law to be unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. The cumulative potential impact of a final adverse decision to the consolidated statement of income is expected to be $55 million to $60 million by the end of fiscal 2020 for taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

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

The combination of cash, cash equivalents and short-term and long-term investments as of December 28, 2019 and March 30, 2019 totaled $2.43 billion and $3.23 billion, respectively. As of December 28, 2019, we had cash, cash equivalents and short-term investments of $2.43 billion and working capital of $2.61 billion. As of March 30, 2019, cash, cash equivalents and short-term investments were $3.18 billion and working capital was $3.42 billion.

As of December 28, 2019, we had $1.24 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $1.24 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first nine months of fiscal 2020, our operations generated net positive cash flow of $845.5 million, which was $42.3 million higher than the $803.2 million generated during the first nine months of fiscal 2019. The positive cash flow from operations generated during the first nine months of fiscal 2020 was primarily from net income as adjusted for non-cash related items and decrease in accounts receivable, partially offset by decreases in income taxes payable and accounts payable and increase in other assets. Accounts receivable decreased by $81.6 million and days sales outstanding decreased to 29 days at December 28, 2019 from 40 days at March 30, 2019. We had no collectability issues and our accounts receivable remained current as of December 28, 2019. Our inventory levels as of December 28, 2019 were $12.9 million higher at $328.2 million compared to $315.4 million at March 30, 2019, but the inventory days decreased to 109 days at December 28, 2019 from 120 days at March 30, 2019.

Investing Activities —Net cash used in investing activities was $1.3 million during the first nine months of fiscal 2020, as compared to $591.5 million used in the first nine months of fiscal 2019. Net cash used in investing activities during the first nine months of fiscal 2020 consisted primarily of $454.7 million acquisition of businesses (net of cash acquired) and purchases of property, plant and equipment and software of $97.0 million, which was offset by $565.6 million of net proceeds from sale and maturity of available-for-sale and equity securities.

Financing Activities —Net cash used in financing activities was $1.10 billion in the first nine months of fiscal 2020, as compared to $461.5 million in the first nine months of fiscal 2019. Net cash used in financing activities during the first nine months of fiscal 2020 consisted primarily of $738.2 million of cash payment (See "Note 11. Common Stock Repurchase Program" to our condensed consolidated financial statements, included in Part I. "Financial Information") to repurchase shares of common stock, $280.4 million dividend payments to stockholders, $75.4 million of payment for RSU withholdings and $22.5 million of payments related to other financing activities.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through November 2035. See "Note 15. Leases and Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of December 28, 2019 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of December 28, 2019, we had $115.0 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of December 28, 2019, we also had $1.0 million commitments related to renovation of properties and $34.9 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through April 2024.

As of December 28, 2019, we had $448.0 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $448.0 million, $405.3 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA, which will be payable in six remaining annual installments. The remaining $42.7 million of the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with liabilities for uncertain tax positions, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 28, 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first nine months of fiscal 2020, we repurchased a total of 7.2 million shares of common stock for $738.2 million in the open market and through an accelerated share repurchase program with independent financial institutions. During the first nine months of fiscal 2019, we repurchased 2.4 million shares of common stock in the open market with independent financial institutions for a total of $161.6 million.

During the first nine months of fiscal 2020, we paid $280.4 million in cash dividends to stockholders, representing $0.37 per common share per quarter. During the first nine months of fiscal 2019, we paid $272.9 million in cash dividends to stockholders, representing $0.36 per common share per quarter. On January 27, 2020, our Board of Directors declared a cash dividend of $0.37 per common share for the fourth quarter of fiscal 2020. The dividend is payable on February 20, 2020 to stockholders of record on February 11, 2020. On October 22, 2019, the Board increased the Company’s authorization to repurchase its common stock and debentures by $1.0 billion. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, certain risks and events, such as the risk factors discussed in Item 1A included in Part II. "Risk Factors" and below could affect our cash positions adversely.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $1.86 billion as of December 28, 2019. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 28, 2019 would have affected the fair value of our investment portfolio by less than $15.0 million.

Credit Market Risk

The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in Part I. "Financial Information."

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of December 28, 2019 and March 30, 2019, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	December 28, 2019	March 30, 2019
Singapore Dollar	$30.7	$29.4
Euro	46.0	39.4
Indian Rupee	73.4	78.0
British Pound	19.4	10.6
Japanese Yen	3.9	3.8
Chinese Yuan	34.0	34.4
	$207.4	$195.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2021. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at December 28, 2019 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $17.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at December 28, 2019 would have affected the value of foreign-currency-denominated cash and investments by less than $13.0 million.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the principal executive officer (PEO), who serves as our principal financial officer (PFO), collectively referred to herein as the PEO/PFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

An evaluation was carried out, under the supervision of and with the participation of our management, including our PEO/PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our PEO/PFO has concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Resale of product through Avnet accounted for 45% and 41% of our worldwide net revenues in the third quarter and first nine months of fiscal 2020 and as of December 28, 2019, Avnet accounted for 33% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive more than half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan where economic weaknesses have adversely affected our revenues in the past. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar have not materially impacted our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. For example, the United Kingdom's pending "Brexit" has created economic uncertainty and currency volatility in the European Union. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, changes to U.S. domestic and foreign policy and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

As of December 28, 2019 we had 2.00 billion authorized common shares, of which 248.8 million shares were outstanding. In addition, 35.2 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of December 28, 2019 was $1.25 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

On May 16, 2018, the Board authorized the 2018 Repurchase Program to repurchase the Company's common stock and debentures up to $500.0 million. On October 22, 2019, the Board authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2018 and 2019 Repurchase Programs have no stated expiration date. Through December 28, 2019, the Company had fully utilized the entire amount authorized under the 2018 Repurchase Program and used $191.9 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $808.1 million available for future purchases.

The following table summarizes the Company's repurchase of shares of our common stock during the third quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
September 29, 2019 to November 2, 2019	524	$94.24	524	$19,718
November 3, 2019 to November 30, 2019	916	$93.93	916	$933,720
December 1, 2019 to December 28, 2019	1,345	$93.33	1,345	$808,144
Total for the Quarter	2,785		2,785

Item 6.	Exhibits

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 28, 2020	/s/ Sumeet Gagneja
Sumeet Gagneja
Chief Accounting Officer (as principal accounting officer and on behalf of Registrant)