Form 10-K
period 2020-03-28
XILINX INC
filed 2020-05-08
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 28, 2020

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on September 28, 2019 as reported on the Nasdaq Global Select Market was approximately $19,724,323,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 24, 2020, the registrant had approximately 243,846,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 5, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended March 28, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report, which may include discussions concerning our development efforts, strategy, new product introductions, backlog, litigation and other matters, including potential risks and other statements regarding the COVID-19 pandemic. Forward-looking statements involve numerous known and unknown risks and uncertainties and are based on current expectations that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "would," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

PART I

ITEM 1.	BUSINESS

Xilinx, Inc. (Xilinx, the Registrant, the Company or we) designs and develops programmable devices and associated technologies, including:

•
integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs), three-dimensional ICs (3D ICs) and Adaptive Compute Acceleration Platform (ACAP): a highly integrated multi-core heterogeneous compute platform;

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

Xilinx develops highly flexible and adaptive processing platforms that enable rapid innovation across a variety of technologies –from the endpoint to the edge to the cloud. Xilinx is the inventor of field programmable gate arrays (FPGA), hardware programmable SoCs and ACAP, designed to deliver the most dynamic processor technology in the industry and enable the adaptable, intelligent and connected world of the future. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in sub-markets such as data center, wireless, wireline, aerospace and defense, test, measurement and emulation, industrial, scientific and medical, automotive, audio, video and broadcast and consumer.

We sell our products and services through independent domestic and foreign distributors and through direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMS). Sales are generated by these independent distributors, independent sales representatives or our direct sales organization.

Xilinx was founded and incorporated in California in February 1984. In April 1990, the Company was reincorporated in Delaware. Our corporate facilities and executive offices are located at 2100 Logic Drive, San Jose, California 95124, and our website address is www.xilinx.com.

Please also see the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 1A "Risk Factors" for further information regarding the COVID-19 pandemic declared by the World Health Organization in March 2020.

Industry Overview

Several silicon architectures including microprocessors, graphics processing units (GPUs), application specific standard products (ASSPs), and custom application specific integrated circuits (ASICs) are used for compute in most digital electronic systems today. Central processing units (CPUs) historically have been the most common platform used by software developers but have limitations when used for modern compute tasks ranging from real-time control to machine learning. Fixed function acceleration and heterogeneous systems ranging from GPUs, ASSPs, and custom ASICs meet some of these compute demands but with a limited range of flexibility.

Xilinx develops adaptable hardware platforms that enable hardware acceleration and rapid innovation across a variety of technologies - from the endpoint to the edge to the cloud. Xilinx is the inventor of the FPGA, hardware programmable SoCs and the ACAP, all designed to deliver the most dynamic processor technology for adaptable systems. In particular, the ACAP draws on the strengths of CPUs, FPGAs, and fixed function accelerators to accelerate any workload with ease-of-use for software and hardware developers alike.

Other advantages of Xilinx adaptable platforms include:

•
Faster time-to-market and increased design flexibility.  Both advantages are enabled by Xilinx development tools which allow users to implement and revise their designs quickly. In contrast, ASICs and ASSPs require significant development time and offer limited, if any, flexibility to make design changes.

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

An overview of PLD and market applications for our products is shown in the following table:

End Markets	Sub-Markets	Applications

A&D, Industrial and TME	Aerospace and Defense	• Secure Communications
• Avionics

	Industrial, Scientific and Medical	• Factory Automation
• Medical Imaging
• Machine Vision

	Test, Measurement and Emulation	• Semiconductor Test and Measurement Equipment
• Semiconductor Emulation and Prototyping

Automotive, Broadcast and	Automotive	• Driver Assistance Systems
Consumer		• Driver Information Systems
• Infotainment Systems

	Audio, Video and Broadcast	• Post Production Equipment
• "Prosumer" Video Equipment

	Consumer	• Digital Projectors
• Multifunction printers

Wired and Wireless	Wireless	• 3G/4G/5G Base Stations/Antennas
• Wireless Backhaul

	Wired	• Enterprise Routers and Switches
• Metro Optical Networks

Data Center	Data Center	• Compute, Networking and Storage

Strategy and Competition

Our strategy for growth is to displace ASICs, ASSPs and traditional PLDs in next generation electronic systems. Additionally, we focus on enabling “building the adaptable intelligent world" with an emphasis on the three major elements described below.

•
Data center first: Xilinx is ramping up its efforts with key data center customers, ecosystem partners and software application developers, to further enable innovation and deployments in compute acceleration, computational storage and network acceleration.

•
Accelerated growth in core markets: core markets consist of automotive; wireless infrastructure; wired communications; audio, video and broadcast; aerospace and defense; industrial, scientific and medical; test, measurement and emulation; and consumer technologies where the Company has leadership technology and substantial market traction. These core markets and customers are central to Xilinx, and Xilinx continues to drive and enable innovation in these areas.

•
Drive adaptive computing with the introduction of ACAP: in March 2018, we announced ACAP, which we believe is a breakthrough product category. ACAP is a highly integrated multi-core heterogeneous compute platform that can be programmed at the hardware level to adapt to the needs of a wide range of applications and workloads. An ACAP's adaptability, which can be done dynamically in milliseconds during operation, delivers levels of performance and performance per-watt that is unmatched by CPUs or GPUs.

The costs and risks associated with application-specific devices can only be justified for high-volume or highly-specialized commodity products. Programmable platforms, alternatively, are becoming critical for our customers to meet increasingly stringent product requirements – cost, power, performance and density – in a business environment characterized by increased complexity, shrinking market windows, rapidly changing market demands, capped engineering budgets, escalating ASIC and ASSP engineering costs and increased economic and development risk.

With every new generation of our products, our strategy is to increase the performance, density and system-level functionality and integration, while driving down cost and power consumption at each manufacturing process node. This enables us to provide simpler, smarter programmable platforms and design methodologies allowing our customers to focus on innovation and differentiation of their products. Our strategy includes expanding our user base by making our platforms more accessible to users who don’t have prior experience with hardware programmable devices.

Our products now compete in several areas of the semiconductor industry that are intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi, acquired by Microchip), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

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

Silicon Product Overview

A brief overview of the silicon product offerings is listed in the table below. These products make up most of our revenues. Additionally, some of our more mature product families have been excluded from the table, even though they continue to generate revenues. We operate and track our results in one operating segment.

Product Families

Boards/PLDs/Devices	Date Introduced
Versal	September 2019
Alveo	October 2018
Zynq UltraScale+ RFSoCs	February 2017
Spartan-7	September 2016
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Zynq-7000	March 2011
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Virtex-6	February 2009
Spartan-6	February 2009

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

Versal ACAP Products

Versal, the first ACAP, is a fully software-programmable, heterogeneous compute platform that combines Scalar Engines, Adaptable Engines, and Intelligent Engines to achieve dramatic performance improvements over today's fastest FPGA and CPU implementations for data center, wired network, 5G wireless, automotive driver assist applications and will be used in nearly all markets that we serve over time.

Alveo Board Products

The Alveo accelerator cards provide optimized acceleration for a broad range of workloads spanning compute, networking, and storage and are available for deployment in servers from the edge to the cloud. As a real-time computing platform, Alveo is built for maximum application-specific performance and low-latency and is built on our latest FPGA architectures with the industry’s fastest memory, networking connectivity, and PCIe interconnect. Customers can develop accelerated applications on Alveo using tools like the Vitis Developer Environment or choose from a broad range of pre-built accelerated applications via a large and growing ecosystem of software partners.  Scale-out architectures are made easy through Alveo support for Docker containers and Kubernetes orchestration.

UltraScale+ Product Families

The UltraScale+ portfolio consists of three product families and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nanometer (nm) Fin Field Effect Transistor+ (FinFET+) process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, Multi- Processing System on a Chip (MPSoCs) products, combining new memory, 3D on 3D and multiprocessing SoC technologies, and the industry’s first All Programmable SoC architecture with integrated radio frequency (RF) data converters.

•
Zynq UltraScale+ RFSoCs integrate RF data converters into an All Programmable SoC architecture. Complete with an ARM Cortex-A53 processing subsystem, UltraScale+ programmable logic, and the highest signal processing bandwidth in a Zynq UltraScale+ device, the new family provides a comprehensive RF signal chain for wireless, cable access, test and measurement, early warning/radar, and other high-performance RF applications.

•
Virtex UltraScale+ FPGAs, which include industry-leading capabilities such as 58G Transceivers, Peripheral Component Interconnect Express (PCIe) Gen 4 integrated cores, and UltraRam on-chip memory technology, provide the required performance and integration needed for next generation data center, 400G and terabit wireline, test and measurement, and aerospace and defense applications. We have recently expanded the Virtex portfolio to include devices with integrated High Bandwidth Memory (HBM) for the highest on chip memory density, and also added the industry’s highest capacity FPGA , the VU19P for ASIC prototyping and emulation applications.

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

•
The Zynq UltraScale+ MPSoC product family represents the Company's second generation All Programmable SoC family. This new family combines seven user programmable processors cores including a 64-bit quad-core ARM Cortex A53 Application Processing Unit, a 32-bit dual-core ARM Cortex R5 Real Time Processing Unit, and an ARM Mali 400 Graphics Processing Unit. These devices enable the development of next generation embedded vision, automotive, industrial Internet of things (IoT) and communication systems by providing significant increases in system level performance/watt and any-to-any connectivity with the security and safety required for next generation systems.

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

•
Virtex UltraScale FPGAs provide advanced levels of performance, system integration and bandwidth on a single chip. The largest family member delivers 4.4M logic cells, more than doubling our largest 28nm device and delivering 50M equivalent ASIC gates. Virtex UltraScale devices are used in the industry's most challenging applications including: 400G communication applications, high-performance computing, surveillance and reconnaissance systems, and ASIC emulation and prototyping.

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

The Spartan-6 FPGA family is fabricated on a low-power 45nm process technology. The Spartan-6 family is the PLD industry's only 45nm high-volume FPGA family, consisting of 11 devices in two product families.

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

The Versal Prime series and Versal AI Core series became available in the second half of 2019. We are currently engaged with multiple key customers through its early access program and have already recognized some sampling revenues from this family of devices.

Software Development Platform

To accommodate hardware designers, as well as software developers and AI scientists, we provide design tools and software stacks tailored to each user profile.

In 2012, we introduced the next-generation hardware design environment with the Vivado Design Suite, aimed at improving designer productivity. Vivado supplies hardware design teams with the tools and methodology needed to leverage C-based functions, optimized IP reuse, system integration automation, functional verification and accelerated design closure. When coupled with the UltraFast Design Methodology, this unique combination is proven to accelerate productivity by an order of magnitude compared with traditional hardware design methodologies, by enabling designers to work at a high level of abstraction.

In 2015, we introduced the SDx development environment, which expanded our user base to include a broad community of software developers in both existing and new markets. The SDSoC and SDAccel environments respectively offered familiar embedded and accelerated server-based application development environments, for C++ and Open Computing Language (OpenCL) developers.

In 2019, we introduced the Vitis unified software platform. Vitis enables the development and deployment of embedded software and accelerated applications, on our heterogeneous platforms, including FPGAs, SoCs, and Versal ACAPs. It provides a unified programming model for accelerating End-point, Edge, Cloud, and Hybrid computing applications. Vitis includes a rich set of hardware-accelerated open-source libraries optimized for our platforms. It also integrates with domain-specific software frameworks such as TensorFlow for AI inference, GATK for genome analysis, FFmpeg for video transcoding, Apache Storm for streaming analytics, etc. This enables a growing, multi-domain ecosystem developing applications accelerated on our hardware platforms, in appliances or as Software-as-a-Service in the Cloud. Applications powered by our platforms range from 5G wireless, automotive, networking, storage and various computing applications.

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

Alveo Board Products
Our Alveo accelerator cards provide an ideal platform for developing applications and solutions for deployment in the data center, at the edge or the cloud.  To make it highly accessible for developers, Alveo is available on most major OEM server platforms, as well as a growing presence across all major cloud providers as FPGA-as-a-Service. A wealth of developer tools is available for Alveo through Vitis accelerated libraries, as well as developer articles on our website.

Development Boards, Kits and Configuration Products

In addition to the broad selection of legacy development boards presently offered, we have introduced a new unified board strategy that enables the creation of a standardized and coordinated set of base boards available both from Xilinx and our ecosystem vendors, all utilizing the industry-standard extensions that enable customization for market specific applications. Adopting this standard for all our base boards enables the creation of a scalable and extensible delivery mechanism for all Xilinx programmable platforms.

We also offer comprehensive development kits including hardware, design tools, IP and reference designs that are designed to streamline and accelerate the development of domain-specific and market-specific applications.

Finally, we offer a range of configuration products including one-time programmable and in-system programmable storage devices to configure our FPGAs. These programmable read-only memory (PROM) products support all our FPGA devices.

Third-Party Alliances

We and certain third parties have developed and continue to offer a robust ecosystem of IP, boards, tools, services and support through our alliance program. We also work with these third parties to promote our programmable platforms through third-party tools, IP, software, boards and design services.

In May 2016, we led the formation of the very broad Cache Coherent Interconnect Acceleration (CCIX) consortium with the singular goal of bringing a high-performance, open acceleration framework to the data center market. As of March 2020, this consortium had approximately 40 members, ranging from silicon providers to a rich ecosystem of partners including design, foundry, verification, software and system vendors.

Engineering Services

Our engineering services provide customers with engineering resources to augment their design teams and to provide expert design-specific advice. We tailor our engineering services to the needs of its customers, ranging from hands-on training to full design creation and implementation.

Research and Development

Our research and development (R&D) activities are primarily directed towards the design of new ICs and the development of products, containing design automation tools for hardware, embedded software, optimized software tools and libraries that extend the reach of our platforms to software developers, the design of logic IP, the adoption of advanced semiconductor manufacturing processes for ongoing cost reductions, performance and signal integrity improvements and lowering PLD power consumption. We are also actively contributing to numerous industry open source software initiatives across a broad range of technologies.

As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex and Kintex UltraScale and UltraScale+, Zynq UltraScale+MPSoC, Zynq UltraScale+ RFSoCs, Alveo board and Versal ACAP families. We have enhanced our IP core offerings and software design suite (Vivado) as well as introduced our unified software platform (Vitis). Through process technology collaboration with our foundry suppliers along with strategic investment in Electronic Design Automation tools and improved design techniques, we were the first PLD company to ship 45nm, 28nm, 20nm and 16nm FPGA devices in high volume. Additionally, our investment in R&D has allowed us to ship the industry's first 28nm and 16nm and 7nm devices with embedded ARM technology, the industry's first All Programmable SoC with integrated RF Data Converters, as well as the industry's first 3D Stacked Silicon Interconnect Technology IC devices on the 28nm, 20nm and 16nm process nodes.

The COVID-19 pandemic did not have any significant impact on our R&D activities and efforts in fiscal 2020. Although almost all of our employees have been working remotely since March 16, 2020, we have long had a business continuity plan and invested in technologies and tools that would support our employees in effectively working remotely. We believe technical leadership and innovation are essential to our future success, and we will continue to invest in our technology.

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

As discussed under the caption "We are subject to regulatory and operational risks associated with conducting business operations outside of the U.S. which could adversely affect our business." in Item 1A "Risk Factors," how, where and to whom we sell our products is affected by an evolving regulatory environment, among other factors. Even when specific regulatory changes – such as the April 2020 announcement by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce of the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license, and the expansion of controls over items for military end-uses in China, Russia and Venezuela – are not ultimately expected to have a material adverse effect on our business, financial condition and/or operating results, they nonetheless require substantial management and operational resources in order to maintain compliance.

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

Avnet, Inc. (Avnet) distributes our products worldwide. Avnet's revenue accounted for 42%, 45% and 43% of our worldwide net revenues in fiscal 2020, 2019 and 2018, respectively. As of March 28, 2020 and March 30, 2019, Avnet accounted for 31% and 37%, respectively, of our total net accounts receivable. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 15. Segment Information" for information about our revenues from external customers and domestic and international operations.

No other distributor or end customer accounted for more than 10% of our net revenues in fiscal 2020, 2019 or 2018.

As most of our employees, and those of our customers, are currently working remotely in response to the COVID-19 pandemic, we may experience some delays in processing orders and deliveries in fiscal 2021 for the duration of the pandemic.

Backlog

As of March 28, 2020, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $503.0 million, compared to $644.0 million as of March 30, 2019. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

Our strategy is to focus our resources on market development and creating new ICs, board products and supporting software ecosystem rather than on wafer fabrication. We continuously evaluate opportunities to enhance foundry relationships and/or obtain additional capacity from our main suppliers as well as other suppliers of wafers manufactured with leading-edge process technologies, and we adjust loadings at particular foundries to meet our business needs.

While we did not experience any manufacturing or supply disruption in fiscal 2020, wafer deliveries may be delayed in the future if the pandemic is not contained and our employees continue to work remotely.

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

Generally, the COVID-19 pandemic and related business closures have not disrupted our sorting, testing and packaging activities to date. However, if the pandemic is not contained and its social, economic and business impact broadens, we may experience delay in deliveries by business partners and, as a result, a material adverse impact on our operations and financial conditions.

Quality Certification

Xilinx has achieved and currently maintains quality management system certification to ISO9001 for our facilities in San Jose, California; Longmont, Colorado; Singapore; and Hyderabad, India. In addition, Xilinx achieved and currently maintains ISO 14001 and OHSAS 18001 environmental health and safety management system certifications in the San Jose and Singapore locations.

Intellectual Property and Licenses

While our various proprietary intellectual property rights (including patents, copyrights, trade secrets, and trademarks) are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of March 28, 2020, we held over 4,800 issued patents, which vary in duration, and over 1,300 pending patent applications relating to our proprietary technology in various jurisdictions around the world. We maintain an active program of filing for additional patents in the areas of, but not limited to, circuits, software, applications, system and platform architecture, IP cores, testing methodologies, semiconductor manufacturing and other technologies relating to our products and business. We licensed portions of our patent portfolio to certain external parties and obtained patent licenses from certain third-parties as well.

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

Xilinx, the Xilinx logo, Alveo, Artix, CoolRunner, ISE, Kintex, Spartan, Versal, Vitis, Virtex, Vivado, Zynq are trademarks of Xilinx in the United States and/or other countries. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

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

Environment

We continually monitor regulatory requirement and resource trends in order to identify, manage and control activities that have an environmental impact. We focus on the conservation of energy and natural resources, reducing the solid and chemical waste of our operations, avoiding and preventing pollution and minimizing our overall environmental impact with regards to the communities around us and consistent with global climate change efforts.

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

To support the health and well-being of our employees, customers, partners and communities from the COVID-19 pandemic, almost all of our employees have been working remotely since mid-March 2020. We have long had a business continuity plan in place for unforeseeable situations and, over the years, have invested in technology that would provide our employees the flexibility and security to work effectively and remotely in case of business disruptions.

Employees

As of March 28, 2020, we had 4,891 employees compared to 4,433 as of the end of the prior fiscal year. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good employee relations.
Information about our Executive Officers
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 8, 2020 is set forth below:

Name	Age	Position
Victor Peng	60	President and Chief Executive Officer (CEO)
Brice Hill	53	Executive Vice President and Chief Financial Officer (CFO)
Vamsi Boppana	47	Senior Vice President, Central Products Group
Sumeet Gagneja	50	Chief Accounting Officer, Corporate Vice President Finance and Corporate Controller
Catia Hagopian	48	Senior Vice President, General Counsel and Secretary
William Christopher Madden	61	Executive Vice President and General Manager, Wired and Wireless Group
Salil Raje	50	Executive Vice President and General Manager, Data Center Group
Vincent L. Tong	58	Executive Vice President, Global Operations and Quality
Mark David Wadlington	58	Senior Vice President, Core Markets Group

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

Brice Hill joined the Company in April 2020 and currently serves as Executive Vice President and Chief Financial Officer. From
April 2015 to April 2020, he served as Corporate Vice President and Chief Financial Officer and Chief Operating Officer, Technology, Systems and Core Engineering Group at Intel Corporation (Intel). Prior to that, Mr. Hill held a series of other positions with Intel, including Vice President, Corporate Strategy and Business Group Finance from 2013 to 2015, Vice President, Sales and Marketing Controller from 2010 to 2013, and Corporate Finance Controller from 2005 to 2010.

Vamsi Boppana joined the Company in October 2008 and currently serves as Senior Vice President, Central Products Group, a position he has held since February 2020. From February 2019 to February 2020, he served as Senior Vice President, Central Engineering. From January 2017 to January 2019, he served as Corporate Vice President, Silicon and Systems Development. From July 2013 to December 2016, Mr. Boppana served as Vice President, Processor and Development. From October 2008 to June 2013, he served as Senior Director in various engineering positions. Prior to joining the Company, Mr. Boppana managed technology development at Open-Silicon, Inc., a fabless chip maker, and served as Vice President, Engineering at Zenasis Technologies, a company which he co-founded.

Sumeet Gagneja joined the Company in March 2019 and currently serves as the Company’s Chief Accounting Officer, a position that he has held since September 2019, and as Corporate Vice President Finance and Corporate Controller. Prior to joining the Company, Mr. Gagneja served as Vice President and Principal Accounting Officer at Maxim Integrated Products, Inc. (Maxim Integrated) from August 2017 to March 2019, and Corporate Controller from August 2016 to March 2019. Prior to that, at Maxim Integrated, he served as Managing Director of Internal Audit from November 2013 to August 2016, Managing Director of Finance from September 2013 to November 2013, and Executive Director of Finance from January 2011 to August 2013. Prior to joining Maxim Integrated, Mr. Gagneja held various finance positions at Broadcom Limited (previously Avago Technologies) and Intel Corporation.

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

Mark David Wadlington joined the Company in March 2018 and currently serves as Senior Vice President, Core Markets Group. From March 2018 to February 2020, he served as Senior Vice President, Global Sales. Prior to joining the Company, Mr. Wadlington was Senior Vice President, Worldwide Sales at Synaptics Incorporated from April 2017 to March 2018. Prior to joining Synaptics, from February 2013 to March 2017, Mr. Wadlington held executive positions at Lattice Semiconductor, including serving as Corporate Vice President and General Manager, Mobile and Consumer Division at Lattice Semiconductor and Corporate Vice President of Worldwide Sales. Prior to Lattice, Mr. Wadlington was Vice President of Worldwide Sales at Applied Micro Circuits Corporation (AMCC) from March 2011 to November 2012. Prior to AMCC, Mr. Wadlington served as the Vice President of America’s Sales at the Company, Vice President of Worldwide MCP (media communications processor) Sales at NVIDIA and held various senior-level positions at LSI Logic during his 21-year tenure there, including serving as LSI Logic’s Vice President of Worldwide Semiconductor Sales.
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

The recent COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global and U.S. economies that may continue for a prolonged duration. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders, and factory and office shutdowns. These measures and other public and private responses to the outbreak have impacted, and may further impact, our workforce and operations, and those of our customers, partners, vendors and suppliers.

The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the U.S., Singapore, South Korea, and Taiwan. Each of these countries has been affected by the outbreak and has taken measures to try to contain it, and there is considerable uncertainty regarding the impact and duration of such measures and potential future measures. Restrictions on our access to our manufacturing facilities or on our support operations or workforce, similar limitations for our vendors and suppliers, and disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand.

Due to the spread of COVID-19, we have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, events and conferences pursuant to applicable government guidelines. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of product components, the final assembly of our products, and the distribution and sale of our products.

The current outbreak and the efforts to control it have slowed economic activity and may trigger a recession or a period of economic slowdown. Customer demand may be reduced to the extent customers experience shortages of other necessary materials and are forced to slow production of their end products (with a corresponding decline in the rate at which they purchase materials from us), or to the extent our customers experience reduced consumer demand for their end-products as consumers curtail purchases.

The full extent and nature of the impact of the COVID-19 pandemic and related containment measures on our business and financial performance are highly uncertain, as the situation continues to evolve. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Annual Report on Form 10-K.

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

We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. Further, public health crises such as an outbreak of contagious diseases like COVID-19 may affect the operations of our foundries. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

We are subject to regulatory and operational risks associated with conducting business operations outside of the U.S. which could adversely affect our business.

In addition to international sales and support operations and development activities, we purchase our wafers from foreign foundries, have our commercial products assembled, packaged and tested by subcontractors located outside the U.S. and utilize third party warehouse operators to store and manage inventory levels for certain of our products.  All of these activities are subject to the uncertainties associated with international business operations, including global laws and regulations, trade barriers, economic sanctions, tax regulations, import and export regulations, duties and tariffs and other trade restrictions, changes in trade policies, anti-corruption laws, foreign governmental regulations, potential vulnerability of and reduced protection for IP, longer receivable collection periods, disruptions or delays in production or shipments and the impact from a global pandemic, such as COVID-19 and responsive government measures, any of which could have a material adverse effect on our business, financial condition and/or operating results.

In 2018, U.S. and China began to impose partial tariffs on each other's products, leading to concerns of an escalating trade war, which, if it were to fully materialize, could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under two denial orders issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce in recent years and although ZTE was granted temporary relief from these denial orders and is not currently subject to restrictions, it may become subject to additional denial orders in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and several affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. As a result, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license grant, and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, specifically the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for military end-uses in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. Furthermore, BIS reportedly is considering other regulatory changes, such as modifications to the de minimis and foreign direct product rules set forth in the Export Administration Regulations, that could impact our business. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from US and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

Additional factors that could adversely affect us due to our international operations include volatility in oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers, and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's recent exit from the European Union, commonly referred to as "Brexit," has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business.

Earthquakes, other natural disasters or public health crises could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Our worldwide operations could be disrupted by earthquakes or other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, public health crises such as an outbreak of contagious diseases like COVID-19, as well as disruptions in access to adequate supplies of electricity, natural gas or water. The independent foundries, upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes, wildfires or other natural disasters. TSMC's and UMC's foundries in Taiwan and our assembly and test partners in other regions as well as many of our operations in California are located in areas that have been seismically active in the past and some of these areas have also been affected by other natural disasters such as typhoons. Disruption of operations at these foundries and our facilities could cause delays in manufacturing and shipments of our products, and could have a material adverse effect on our results of operations. Any catastrophic event in these locations would disrupt our operations, and our insurance may not cover losses resulting from such disruptions of our operations, thereby materially adversely affecting our financial condition and results of operations. Furthermore, natural disasters can also indirectly impact us. For example, our customers' supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products. More vertically-integrated competitors may be less exposed to some or all of these and other risks.

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

If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or other materials ceases or suspends operations, for example due to shutdown measures implemented in response to the COVID-19 outbreak, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address customer product demands in a timely manner. For example, in 2011, when certain suppliers located in Japan were forced to temporarily halt production as the result of a natural disaster, this resulted in a tightening of supply for those materials. Such shortages of wafers and materials as well as increases in wafer or materials prices could adversely affect our gross margins and would adversely affect our ability to meet customer demands and lead to reduced revenue.

We depend on distributors, primarily Avnet, to generate a significant portion of our sales and complete order fulfillment.

Avnet's revenue accounted for 42% of our worldwide net revenues in fiscal 2020, and, as of March 28, 2020, Avnet accounted for 31% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In addition to our U.S. operations, we also have significant international operations, including foreign sales offices to support our international customers and distributors, our regional headquarters in Ireland and Singapore and an R&D site in India. Sales and operations outside of the U.S. subject us to the risks associated with conducting business in foreign economic and regulatory environments. Our financial condition and results of operations could be adversely affected by unfavorable economic conditions in countries in which we do significant business or by changes in foreign currency exchange rates affecting those countries. We derive more than half of our revenues from international sales, primarily in the Asia Pacific region, Europe and Japan where economic weaknesses have adversely affected our revenues in the past. Sales to all direct OEMs and distributors are denominated in U.S. dollars. While the recent movements of the Euro and Yen exchange rates against the U.S. dollar did not have a material impact on our business, increased volatility could impact our European and Japanese customers. Currency instability and volatility and disruptions in the credit and capital markets may increase credit risks for some of our customers and may impair our customers' ability to repay existing obligations. For example, the United Kingdom's "Brexit" transition has created economic uncertainty and currency volatility in the European Union. Increased currency volatility could also positively or negatively impact our foreign-currency-denominated costs, assets and liabilities. In addition, any devaluation of the U.S. dollar relative to other foreign currencies may increase the operating expenses of our foreign subsidiaries adversely affecting our results of operations. Furthermore, because we are increasingly dependent on the global economy, instability in worldwide economic environments occasioned, for example, directly or indirectly by political instability (such as due to Brexit), terrorist activity, U.S. or other military actions, changes to U.S. domestic and foreign policy and international sanctions or other diplomatic actions (potentially including sanctions adopted or under consideration by the U.S. or European Union with respect to Russia or Russian individuals or businesses), could adversely impact economic activity and lead to a contraction of capital spending by our customers generally or in specific regions. Any or all of these factors could adversely affect our financial condition and results of operations in the future.

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

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities was judged to be other than temporary. Furthermore, we may suffer losses in principal on our investments, including our interest rate swap contracts, if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

Security breaches, including cyber-attacks, phishing attacks or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. We depend on the uninterrupted operation of our IT systems to manage our operations, store and retrieve business and financial data and facilitate internal communications and communications with customers, subcontractors, suppliers and distribution partners. We experience security incidents of varying degrees on an ongoing basis. We take steps to detect and investigate any security incidents and prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to or sabotage networks and systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. These security incidents may involve unauthorized access, misuse or disclosure of intellectual property or confidential or proprietary information regarding our business or that of our customers or business partners. We also may be subject to unauthorized access to our IT systems through a security breach or cyber-attack. In the past there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Recently, several large organizations have been infected by “ransomware,” through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network and systems. The IT systems of our remote internet-connected third party server providers (sometimes called the "cloud"), customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as those of our IT systems. The costs to us to prevent, detect or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful. In the event of a security breach, our business and reputation could be harmed and we could be subject to legal and regulatory claims which could negatively impact our financial condition and results of operations.

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain, develop and transition such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructurings that eliminate a number of positions. For example, during the fourth quarter of fiscal 2020, we announced cost-saving  measures designed to drive structural operating efficiencies across the Company by reducing our global workforce by approximately 5% through a targeted global workforce reduction in force. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we are unable to retain or develop existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed. Further, changes to our qualified personnel, including key members of management, may be disruptive to our business, and any failure to successfully assimilate key new hires, or to successfully retain, develop and transition promoted employees, could adversely affect our business and results of operations.

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

The Tax Cuts and Jobs Act (TCJA) enacted in December 2017 had a significant impact on our tax obligations. Amendments or technical corrections to the TCJA could also meaningfully affect our tax obligations and our effective tax rate in the period enacted. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings as provided in the TCJA, along with the state tax impact of these changes, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial condition.

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

As of March 28, 2020, we had 2.00 billion authorized shares of common stock, of which 243.8 million shares were outstanding. In addition, 34.5 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP). The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of March 28, 2020 was $1.25 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes) and $750.0 million principal amount of our 2.950% senior notes due 2024 (2024 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The agreements governing our debt obligations contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2021 Notes and 2024 Notes contain, and the agreements governing any future debt obligations may contain, various covenants limiting our and our subsidiaries' ability to, among other things:

•	create certain liens on principal property or the capital stock of certain subsidiaries;

•	enter into certain sale and leaseback transactions with respect to principal property; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

A failure to comply with these covenants or other provisions in these agreements could result in events of default under the agreements, which could permit acceleration of the related debt obligations, as well as other debt obligations. Any required repayment as a result of such acceleration could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
Our common stock trades on the Nasdaq Global Select Market under the symbol XLNX. As of May 1, 2020, there were approximately 520 stockholders of record, which does not include beneficial owner of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).
On April 20, 2020, our Board of Directors declared a cash dividend of $0.38 per common share for the first quarter of fiscal 2021. The dividend is payable on June 3, 2020 to stockholders of record as of May 13, 2020.
Securities Authorized for Issuance Under Equity Compensation Plans
See "Equity Compensation Plan Information," included in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Form 10-K for information regarding our equity compensation plans.
Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchase of its common stock during the fourth quarter of fiscal 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
December 29, 2019 to February 1, 2020	651	$99.01	651	$743,720
February 2, 2020 to February 29, 2020	2,395	$87.67	2,395	$533,732
March 1, 2020 to March 28, 2020	2,625	$74.79	2,625	$337,412
Total for the Quarter	5,671		5,671

In October 2019, the Board authorized a repurchase program to repurchase the Company's common stock and debentures up to $1.00 billion (2019 Repurchase Program). Through March 28, 2020, the Company had used $662.6 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving a balance of $337.4 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 28, 2020 and March 30, 2019.

See "Note 13. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from March 27, 2015, the last trading day before our fiscal 2015, to March 27, 2020, the last trading day of our fiscal 2020. The graph and table assume that $100 was invested on March 27, 2015 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Company / Index	03/27/15	04/01/16	03/31/17	03/29/18	03/29/19	03/27/20
Xilinx, Inc.	100.00	115.65	144.34	183.94	328.57	197.86
S&P 500 Index	100.00	102.79	119.68	136.43	149.38	136.61
S&P 500 Semiconductors Index	100.00	102.58	140.76	192.13	201.41	210.86

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.	SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended March 28, 2020
(In thousands, except per share amounts)

	March 28, 2020 (1)	March 30, 2019	March 31, 2018(2)	April 1, 2017	April 2, 2016 (3)
Net revenues	$3,162,666	$3,059,040	$2,467,023	$2,356,742	$2,213,881
Operating income	791,888	956,799	686,022	706,390	669,881
Income before income taxes	833,984	968,332	691,379	698,076	636,825
Provision for income taxes	41,263	78,582	227,398	69,943	85,958
Net income	792,721	889,750	463,981	628,133	550,867

Net income per common share:
Basic	$3.15	$3.52	$1.86	$2.49	$2.14
Diluted	$3.11	$3.47	$1.80	$2.34	$2.05
Shares used in per share calculations:
Basic	251,732	252,762	249,595	252,301	257,184
Diluted	254,943	256,434	257,960	268,813	268,667
Cash dividends per common share	$1.48	$1.44	$1.40	$1.32	$1.24

(1)	Fiscal 2020 consolidated statement of income data included restructuring charges of $28,362.

(2)	Fiscal 2018 consolidated statement of income data included executive transition costs of $33,351 and the impact of the US tax law changes of $190,503.

(3)	Fiscal 2016 balances are presented in accordance with Accounting Standards Codification 605, Revenue Recognition.

Consolidated Balance Sheet Data
Five years ended March 28, 2020
(In thousands)

	2020	2019	2018	2017	2016 (1)
Working capital	$1,823,460	$3,416,942	$3,242,643	$3,077,311	$2,972,261
Total assets	4,693,334	5,151,348	5,060,547	4,777,434	4,819,269
Long-term debt	747,110	1,234,807	1,214,440	995,247	993,639
Other long-term liabilities	545,494	579,996	573,809	351,890	278,446
Stockholders' equity	2,315,049	2,861,509	2,360,353	2,586,151	2,589,893

(1)	Fiscal 2016 balances are presented in accordance with Accounting Standards Codification 605, Revenue Recognition.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data."

Nature of Operations

We design, develop and market programmable devices and associated technologies, including advanced ICs in the form of PLDs, boards, software design tools and predefined system functions delivered as IP. In addition to our programmable platforms, we provide design services, customer training, field engineering and technical support. Our PLDs include FPGAs, CPLDs and programmable SoCs. These devices are standard products that our customers program to perform desired logic functions. Our products are designed to provide high integration and quick time-to-market for electronic equipment manufacturers in end markets such as Aerospace & Defense (A&D), Industrial Test and Measurement and Emulation (TME), Automotive, Broadcast and Consumer, Wired and Wireless and Data Center. We sell our products globally through an independent domestic and foreign distributor channel and through direct sales to OEMs by selected independent sales representative firms and by a direct sales management organization.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and various governmental authorities throughout the U.S. and the world have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Currently we are unable to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2021.

We believe these disruptions are likely to be temporary logistical challenges and that our business would eventually resume some degree of normalcy if the pandemic is contained and social distancing requirements are eased. However, our business may continue to be adversely impacted as a result of the pandemic’s global economic impact, and we will continue to closely monitor the associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis. We will continue to monitor and evaluate the nature and extent of the impact of COVID-19 to our business.

We currently expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements in the foreseeable future.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 28, 2020. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue from sales to our distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2020, approximately 53% of our net revenues were from products sold to distributors primarily for subsequent resale to OEMs or their subcontract manufacturers.

Revenue from sales to our non-distributor customers is recognized net of sales incentives (if any) upon transfer of control to the customer, which typically occurs at shipment. Sales returns and allowances on product sales are recorded as a reduction of revenue.

Revenue from software license agreements and renewals is recognized at commencement date. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services was approximately 1% or less of net revenues for all of the periods presented.

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

Valuation of Marketable Securities and Non-marketable Securities

Our short-term and long-term investments consist of primarily marketable debt, and to a lesser extent, equity securities. As of March 28, 2020, we had marketable debt securities with a fair value of $1.48 billion.

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analysis. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt securities in fiscal 2020, 2019 or 2018. Marketable equity securities are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the consolidated statements of income beginning in fiscal 2019 after the adoption of Accounting Standards Update (ASU) 2016-01.
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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment if indicators of potential impairment exist. Impairment indicators are reviewed on a quarterly basis. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows.
When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the related assets groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset group or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate separately identifiable positive cash flows.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2020, there was no impairment of goodwill in fiscal 2020. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2021. To date, no impairment indicators have been identified.

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

Business Combinations

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated.

	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	32.4	31.2	30.1
Amortization of acquisition-related intangibles	0.7	—	—
Total cost of revenues	33.1	31.2	30.1
Gross margin	66.9	68.8	69.9
Operating expenses:
Research and development	26.9	24.3	25.9
Selling, general and administrative	13.7	13.0	14.7
Amortization of acquisition-related intangibles	0.3	0.2	0.1
Restructuring charges and executive transition costs	0.9	—	1.4
Total operating expenses	41.8	37.5	42.1
Operating income	25.1	31.3	27.8
Interest and other income (expense), net	1.3	0.4	0.2
Income before income taxes	26.4	31.7	28.0
Provision for income taxes	1.3	2.6	9.2
Net income	25.1%	29.1%	18.8%

Net Revenues

(In millions)	2020	Change	2019	Change	2018
Net revenues	$3,162.7	3%	$3,059.0	24%	$2,467.0

Net revenues in fiscal 2020 were $3.16 billion, an increase of 3% as compared to fiscal 2019. Revenues from Advanced Products increased 15% in fiscal 2020 but were offset by declines from our Core Products. The increase in Advanced Products was due to higher Advanced Products sales across several end markets, particularly in Data Center. Net revenues in fiscal 2019 were $3.06 billion, an increase of 24% as compared to fiscal 2018. Revenues from Advanced Products increased 43% in fiscal 2019 while revenues from our Core Products remained relatively stable. The fiscal 2019 increase in Advanced Products was due to higher Advanced Products sales across all end markets, particularly in Wired and Wireless. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

Except for Avnet, no other distributor or end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products to global manufacturers of electronic products in end markets such as A&D, Industrial and TME, Automotive, Broadcast and Consumer, Wired and Wireless and Data Center. The vast majority of our net revenues are generated from sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

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

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2020	% of Total	% Change	2019	% of Total	% Change	2018
Advanced Products	$2,239.5	71	15	$1,952.4	64	43	$1,362.8
Core Products	923.2	29	(17)	1,106.6	36	—	1,104.2
Total net revenues	$3,162.7	100	3	$3,059.0	100	24	$2,467.0

Net revenues from Advanced Products increased in fiscal 2020 driven by strong sales growth in 16nm product families but were partially offset by declines in sales from our 20nm and 28nm products families. Sales from our 16nm products were over $1.08 billion, while sales from our 20nm and 28nm products exceeded $300.0 million and $800.0 million, respectively, during fiscal 2020. In fiscal 2019, net revenues from Advanced Products increased significantly driven by sales growth in 28nm, 20nm and, in particular, 16nm product families. Sales from our 16nm products were over $500.0 million, while sales from our 20nm and 28nm products exceeded $400.0 million and $900.0 million, respectively, during fiscal 2019. We expect sales of Advanced Products to continue to grow as more customer programs enter into volume production with our 16nm products.

Net revenues from Core Products decreased in fiscal 2020 while net revenues were flat in fiscal 2019 from the comparable prior year periods. The decrease in fiscal 2020 was largely driven by the decline in sales from our Virtex-6, Spartan-6 and Virtex-5 product families.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting March 31, 2019, we classify our end markets into businesses with similar market drivers: A&D, Industrial and TME; Automotive, Broadcast and Consumer; Wired and Wireless and Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue in the table below represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2020	% Change in Dollars	2019	% Change in Dollars	2018
A&D, Industrial and TME	41%	5	41%	6	48%
Automotive, Broadcast and Consumer	16	8	15	17	16
Wired and Wireless	34	(1)	36	34	33
Data Center	9	22	7	40	6
Channel Revenue	—	nm*	1	nm*	(3)
Total net revenues	100%	3	100%	24	100%
*not meaningful

Net revenues from A&D, Industrial and TME increased, in terms of absolute dollars, in both fiscal 2020 and 2019 from the comparable prior year periods. The increases in fiscal 2020 and 2019 were primarily due to higher sales from A&D business.

Net revenues from Automotive, Broadcast & Consumer increased, in terms of absolute dollars, in both fiscal 2020 and 2019 from the comparable prior year periods. The increases in fiscal 2020 and 2019 were primarily due to higher sales from Automotive business. However, we started seeing revenue negatively impacted by the COVID-19 pandemic midway through the fourth quarter of fiscal 2020. The impact on revenue was more pronounced in our Automotive business, as car sales in China and around the globe declined significantly. We also experienced lower than expected growth in Broadcast and China channel businesses in the fourth quarter of fiscal 2020.

Net revenues from Wired and Wireless decreased in fiscal 2020 from the comparable prior year period. The decrease was due to lower sales from Wired business, but was partially offset by the increase from Wireless business with particular strength coming from the continued deployment of 4G Long Term Evolution (LTE) networks and the accelerated global deployment ramp of 5G wireless networks. In fiscal 2019, net revenues from Wired and Wireless increased in fiscal 2019 from the comparable prior year period. The increase was primarily due to higher sales from all sub-markets, with particular strength coming from Wireless business driven by both the continued deployment of 4G LTE networks and the accelerated global deployment ramp of 5G wireless networks.

Net revenues from Data Center increased, in terms of absolute dollars, in both fiscal 2020 and 2019 from the comparable prior year periods. The increases in both fiscal 2020 and 2019 were due to higher sales from networking business.

Channel revenue represents the net change in distribution inventory and was immaterial for all of the periods presented.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2020	% of Total	% Change	2019	% of Total	% Change	2018
North America	$915.0	29	8	$848.7	28	13	$748.9
Asia Pacific	1,475.2	46	6	1,385.6	45	37	1,008.5
Europe	534.0	17	(9)	586.9	19	17	501.0
Japan	238.5	8	—	237.8	8	14	208.6
Total net revenues	$3,162.7	100	3	$3,059.0	100	24	$2,467.0

Net revenues in North America increased in both fiscal 2020 and 2019 from the comparable prior year periods. The increase in fiscal 2020 was primarily due to higher sales from A&D and TME businesses, while the increase in fiscal 2019 was primarily due to higher sales from Data Center and Wired businesses.

Net revenues in Asia Pacific increased in both fiscal 2020 and 2019 from the comparable prior year periods. The increase in fiscal 2020 was primarily due to higher sales from Wireless business, and to a lesser extent, from TME business, while the increase in fiscal 2019 was primarily driven by higher sales from Wireless business, and to a lesser extent from Industrial, Scientific and Medical business.

Net revenues in Europe decreased in fiscal 2020 but increased in fiscal 2019 from the comparable prior year periods. In fiscal 2020, the decrease was primarily due to lower sales from TME business, while the increase in fiscal 2019 was driven by higher sales from Automotive business.

Net revenues in Japan were flat in fiscal 2020, while increased in 2019 from the comparable prior year periods. The increase in fiscal 2019 was primarily driven by higher sales in TME and Audio, Video and Broadcast businesses.

Gross Margin

(In millions)	2020	Change	2019	Change	2018
Gross margin	$2,115.0	1%	$2,103.2	22%	$1,723.6
Percentage of net revenues	66.9%		68.8%		69.9%

Gross margin was lower by 1.9 percentage points in fiscal 2020 and lower by 1.1 percentage points in fiscal 2019, from the comparable prior year periods. The decrease in gross margin in fiscal 2020 was primarily due to end-market mix, as the percentage of revenue derived from Wireless business (which has relatively lower gross margin) increased significantly. Lower gross margin was also affected, to a lesser extent, by higher amortization of acquisition-related intangibles as we continued to acquire more businesses during fiscal 2020.The decrease in gross margin in fiscal 2019 was primarily due to end-market mix, as the percentage of revenue derived from Wireless business (which has relatively lower gross margin) increased significantly.

Gross margin may be affected in the future due to multiple factors, including but not limited to, those set forth above in "Risk Factors," included in Part I of this Form 10-K, shifts in the mix of customers and products, COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. While we expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies and improve average selling price management, continuing growth in Wireless driven by both the continued deployment of 4G Long Term Evolution (LTE) networks and the ramp up global deployment of 5G wireless networks would negatively impact gross margin in the future.

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

Research and Development

(In millions)	2020	Change	2019	Change	2018
Research and development	$853.6	15%	$743.0	16%	$639.8
Percentage of net revenues	27%		24%		26%

R&D spending increased by $110.6 million or 15% during fiscal 2020, and by $103.2 million or 16% during fiscal 2019, from the comparable prior year periods. The increases were primarily attributable to higher employee compensation (including stock-based compensation), as we increased headcount to support the development of new products during fiscal 2020 and 2019.

The COVID-19 pandemic that began in March 2020 did not have any significant impact on our R&D activities and efforts in fiscal 2020. Although almost all of our employees have been working remotely since March 16, 2020, we have long had a business continuity plan and invested in technologies and tools that would enable the employees to work effectively and remotely. These investments have helped to minimize disruptions but may not be sufficient to eliminate them. Nevertheless, we currently do not believe our R&D activities and efforts would be severely impacted by the COVID-19 pandemic.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2020	Change	2019	Change	2018
Selling, general and administrative	$432.3	9%	$398.4	10%	$362.3
Percentage of net revenues	14%		13%		15%

SG&A expenses increased by $33.9 million or 9% during fiscal 2020, and by $36.1 million or 10% during fiscal 2019, from the comparable prior year periods. The increase in fiscal 2020 was primarily due to higher employee compensation (including stock-based compensation) from increased headcount, as well as expenses related to merger and acquisition activities. The increase in fiscal 2019 was primarily due to higher variable spending associated with higher revenue and operating margin such as sales commission and incentive compensation expense, as well as expenses related to merger and acquisition activities.

The COVID-19 pandemic that began in March 2020 did not have any material effect on our SG&A expenses in fiscal 2020. If the pandemic is not contained and our revenue is adversely impacted, our variable spending, such as sales commission and incentive compensation expenses, may decline.

Restructuring Charges and Executive Transition Costs

During the fourth quarter of fiscal 2020, we announced cost-saving measures designed to drive structural operating efficiencies across the Company, including a targeted global workforce reduction in force. This impacted approximately 238 positions, or 5% of our global workforce, in various geographies and functions worldwide. The reorganization plan is expected to be substantially completed by the end of the first quarter of fiscal 2021. We recorded total restructuring charges of $28.4 million in fiscal 2020, primarily related to severance pay expenses and separately presented on the consolidated statements of income. As of the end of fiscal 2020, there was a $13.5 million accrual for severance and other benefits that are expected to be paid during fiscal 2021.

The COVID-19 pandemic did not influence our decision to execute these cost-savings measures as these measures were already planned and announced in January 2020, before the pandemic declared in March 2020.

The following table summarizes the restructuring accrual activity for fiscal 2020:

(In millions)	Employee severance and benefits	Others	Total
Restructuring charges	$27.7	$0.7	$28.4
Cash payments	(14.6)	(0.1)	(14.7)
Non-cash charges	(0.2)	—	(0.2)
Balance as of March 28, 2020	$12.9	$0.6	$13.5

During the fourth quarter of fiscal 2018, we announced the transition of our President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, we also implemented restructuring measures to realign resources and drive overall operating efficiencies, which impacted approximately 60 positions in various geographies and functions worldwide. We recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2020 and 2019, the remaining accrual balance for severance and other benefits was immaterial.

Stock-Based Compensation

(In millions)	2020	Change	2019	Change	2018
Stock-based compensation included in:
Cost of revenues	$10.0	14%	$8.8	4%	$8.5
Research and development	115.0	33%	86.4	13%	76.8
Selling, general and administrative	61.5	17%	52.7	2%	51.9
Restructuring charges and executive transition costs	0.2	nm*	—	(100)%	16.6
	$186.7	26%	$147.9	(4)%	$153.8
*not meaningful
Excluding the restructuring charges and executive transition costs portion, stock-based compensation increased by $38.6 million and $10.7 million in fiscal 2020 and 2019, respectively, as compared to the prior year periods. The increases were primarily related to higher expenses associated with restricted stock units, which had a higher fair value in the recent years.

Interest and Other Income (Expense), Net

(In millions)	2020	Change	2019	Change	2018
Interest and other income (expense), net	$42.1	265%	$11.5	115%	$5.4
Percentage of net revenues	1%		—%		—%

Net interest and other income were $42.1 million in fiscal 2020 as compared to $11.5 million in fiscal 2019. The increase was primarily due to higher gains from the investment portfolio, and to a lesser extent, lower interest expenses from the maturity of the $500.0 million principal amount of 2.125% Notes issued in March 2014. Net interest and other income were $11.5 million in fiscal 2019 as compared to $5.4 million in fiscal 2018. The increase was primarily due to higher interest income from the investment portfolio.

Provision for Income Taxes

(In millions)	2020	Change	2019	Change	2018
Provision for income taxes	$41.3	(47)%	$78.6	(65)%	$227.4
Percentage of net revenues	1%		3%		9%
Effective tax rate	5%		8%		33%

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in fiscal 2020 and 2019 was primarily due to the favorable impact of income earned in lower tax rate jurisdictions, which was partially offset by tax on the global intangible low-taxed income (GILTI) of foreign subsidiaries.

The decrease in the effective tax rate for fiscal 2020 compared with fiscal 2019 was primarily due to an increase in excess tax benefits with respect to stock-based compensation.

The decrease in the effective tax rate for fiscal 2019 compared with fiscal 2018 was primarily due to the U.S. federal one-time transition tax of $590.2 million recognized in fiscal 2018, partially offset by the reversal of deferred tax liabilities related to U.S. federal income tax on a portion of unremitted foreign earnings that had been accrued through fiscal 2017 in the amount of $381.7 million.

On December 22, 2017, the TCJA was enacted into law. It made significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of a GILTI tax on foreign subsidiaries. Some provisions of the TCJA began to impact us in fiscal 2018, while other provisions impacted us beginning in fiscal 2019.

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

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit. On November 12, 2019, the Ninth Circuit issued an order denying Altera's petition. On February 10, 2020, Altera filed a writ of certiorari with the U.S. Supreme Court for review of the case. As such, the decision is not final. We have concluded that the law is unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of March 28, 2020, the cumulative potential impact of a final adverse decision to the consolidated statement of income was $55 million to $60 million for taxes and interest. We will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

We have manufacturing operations in Singapore for which we have been granted "Pioneer Status" effective through fiscal 2021. The Pioneer Status reduces our local tax on Singapore income from a statutory rate of 17% to zero percent. Without obtaining a further Singapore incentive, the tax rate on Singapore income would increase to 17% beginning in fiscal 2022. During the quarter ended September 28, 2019, we received awards from the Singapore Economic Development Board for a Development and Expansion Incentive that will reduce our local tax on Singapore income from a statutory rate of 17% to 5%, effective for fiscal years 2022 through 2031.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Fiscal 2020 Compared to Fiscal 2019

Cash, Cash Equivalents and Short-term and Long-term Investments

The combination of cash, cash equivalents and short-term and long-term investments as of March 28, 2020 and March 30, 2019 totaled $2.27 billion and $3.23 billion, respectively. As of March 28, 2020, we had cash, cash equivalents and short-term investments of $2.27 billion and working capital of $1.82 billion. As of March 30, 2019, cash, cash equivalents and short-term investments were $3.18 billion and working capital was $3.42 billion.

As of March 28, 2020, we had $986.8 million of cash, cash equivalents and short-term investments held by our non-U.S. entities. Substantially all $986.8 million of cash, cash equivalents and short-term investments held by our non-U.S. entities will be available for use in the U.S. without incurring additional U.S. federal income taxes.

During fiscal 2020, our operations generated net cash flow of $1.19 billion, which was $99.6 million higher than the $1.09 billion generated during fiscal 2019. The net cash flow from operations generated during fiscal 2020 was primarily from net income as adjusted for non-cash related items and decreases in accounts receivable, inventory and income taxes payable. These items were partially offset by decreases in accrued liabilities and accounts payable.

Net cash provided by investing activities was $680.2 million during fiscal 2020 as compared to net cash used in investing activities of $690.5 million in fiscal 2019. Net cash provided by investing activities during fiscal 2020 consisted of $1.29 billion of net proceeds of available-for-sale and equity securities, which were partially offset by $454.7 million of net cash paid in connection with the acquisitions, $129.3 million of purchases of property, plant and equipment and software and $27.8 million of other investing activities.

Net cash used in financing activities was $1.64 billion in fiscal 2020, as compared to $1.04 billion in fiscal 2019. Net cash used in financing activities during fiscal 2020 consisted of $1.21 billion of payment to repurchase common stock, $371.8 million of dividend payments to stockholders and $80.7 million of taxes paid related to net share settlement of restricted stock units, which were partially offset by $53.3 million from issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable decreased by $62.1 million and days sales outstanding (DSO) decreased to 31 days at March 28, 2020 from 40 days at March 30, 2019. The decrease in accounts receivable was primarily due to strong collections during the year as well as timing of customer shipments. Our accounts receivable was primarily current.

Inventories

Inventories decreased to $304.3 million as of March 28, 2020 from $315.4 million as of March 30, 2019, while inventory days at Xilinx decreased to 106 days at March 28, 2020 from 120 days at March 30, 2019. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment and Software

During fiscal 2020, we invested $129.3 million in property, plant and equipment and other intangibles, as compared to $89.0 million in fiscal 2019. Primary investments in fiscal 2020 were for machinery and equipment, building improvements, software, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities increased to $1.09 billion at the end of fiscal 2020 from $475.0 million at the end of fiscal 2019. The changes were primarily due to the reclassification of the short-term portion of the long-term debt, as our 2021 Notes of $499.3 million will mature in March 2021, as well as an increase of $135.1 million in our other accrued liabilities. These increases were partially offset by decreases of $15.8 million in accrued payroll and related liabilities and $15.4 million in accounts payable.

Stockholders' Equity

Stockholders' equity decreased $546.5 million to $2.32 billion during fiscal 2020 from $2.86 billion in fiscal 2019. The decrease was primarily due to repurchase of common stock of approximately $1.21 billion and $371.8 million of payment of dividends to stockholders, partially offset by $792.7 million in net income for fiscal 2020, $186.7 million of stock-based compensation and $81.9 million of additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt.

Fiscal 2019 Compared to Fiscal 2018

For discussion related to the results of operations and liquidity and capital resources for fiscal 2019 compared to fiscal 2018, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 30, 2019 filed with the SEC.

Liquidity and Capital Resources

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

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

We repurchased 12.9 million shares of our common stock for approximately $1.21 billion during fiscal 2020. During fiscal 2019, we repurchased 2.4 million shares of common stock for approximately $161.6 million. During fiscal 2020, we paid $371.8 million in cash dividends to stockholders, representing $1.48 per common share. During fiscal 2019, we paid $364.2 million in cash dividends to stockholders, representing $1.44 per common share. On April 20, 2020, our Board of Directors declared a cash dividend of $0.38 per common share for the first quarter of fiscal 2021. The dividend is payable on June 3, 2020 to stockholders of record as of May 13, 2020. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 28, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Inventory and manufacturing-related purchase obligations (1)	$142.4	$142.4	$—	$—	$—
Other ongoing operations (2)	42.9	34.6	7.8	0.1	0.4
Operating leases (3)	76.7	13.8	20.2	13.1	29.6
2021 Notes-principal and interest (4)	515.0	515.0	—	—	—
2024 Notes-principal and interest (4)	849.6	22.1	44.3	783.2	—
Other long-term liabilities (5)	76.8	41.1	35.7	—	—
Tax obligations (6)	453.3	43.2	86.3	188.9	134.9
Total	$2,156.7	$812.2	$194.3	$985.3	$164.9

(1)
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

(2)	As of March 28, 2020, we had $41.3 million in commitments primarily related to open purchase orders from ordinary operations and $1.6 million related to renovation of three of our properties.

(3)
Operating lease obligations represent undiscounted lease payments under non-cancelable leases as of March 28, 2020. See "Note 8. Leases and Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our operating lease obligations.

(4)
For purposes of this table we have assumed the outstanding principal of our debentures will be paid on maturity dates, March 15, 2021 for the 2021 Notes and June 1, 2024 for the 2024 Notes. See "Note 12. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

(5)	Other long-term liabilities primarily represent future fixed and non-cancellable cash payments associated with software license contracts, including the payments due within the next 12 months.

(6)
Tax obligations represent future cash payments related to the one-time transition tax that resulted from the enactment of the TCJA. See “Note 14. Income Taxes” to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data.”

As of March 28, 2020, $447.4 million of liabilities were classified as long-term income taxes payable in the consolidated balance sheets. Of the $447.4 million, $410.2 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the TCJA offset by $3.7 million of adjustments from amended returns. The remaining $40.9 million of the long-term income taxes payable was for uncertain tax positions and related interest and penalties.

Off-Balance-Sheet Arrangements

As of March 28, 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consists of fixed income securities with a fair value of approximately $1.48 billion as of March 28, 2020. The fixed income investments include mortgage-backed securities, commercial mortgage-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and asset-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 28, 2020 and March 30, 2019 would have affected the fair value of our investment portfolio by approximately $8.0 million and $31.0 million, respectively.

Credit Market Risk

The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability and uncertainty over the COVID-19 pandemic. Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 4. Financial Instruments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data."

Foreign Currency Exchange Risk

Substantially all sales are denominated in U.S. dollars.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of March 28, 2020 and March 30, 2019, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	March 28, 2020	March 30, 2019
Singapore Dollar	$28.9	$29.4
Euro	33.5	39.4
Indian Rupee	76.0	78.0
British Pound	20.2	10.6
Japanese Yen	2.4	3.8
Chinese Yuan	26.3	34.4
	$187.3	$195.6

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2022. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at March 28, 2020 and March 30, 2019 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $16.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at March 28, 2020 and March 30, 2019 would have affected the value of foreign-currency-denominated cash and investments by less than $14.0 million as of each date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	March 28, 2020	March 30, 2019	March 31, 2018
Net revenues	$3,162,666	$3,059,040	$2,467,023
Cost of revenues:
Cost of products sold	1,025,234	955,868	743,419
Amortization of acquisition-related intangibles	22,396	—	—
Total cost of revenues	1,047,630	955,868	743,419
Gross margin	2,115,036	2,103,172	1,723,604
Operating expenses:
Research and development	853,589	743,027	639,750
Selling, general and administrative	432,308	398,416	362,329
Amortization of acquisition-related intangibles	8,889	4,930	2,152
Restructuring charges and executive transition costs	28,362	—	33,351
Total operating expenses	1,323,148	1,146,373	1,037,582
Operating income	791,888	956,799	686,022
Interest and other income (expense), net	42,096	11,533	5,357
Income before income taxes	833,984	968,332	691,379
Provision for income taxes	41,263	78,582	227,398
Net income	$792,721	$889,750	$463,981
Net income per common share:
Basic	$3.15	$3.52	$1.86
Diluted	$3.11	$3.47	$1.80
Shares used in per share calculations:
Basic	251,732	252,762	249,595
Diluted	254,943	256,434	257,960

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Net income	$792,721	$889,750	$463,981
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	16,456	8,979	(8,211)
Reclassification adjustment for (gains) losses on available-for-sale securities	(2,412)	(260)	349
Net change in unrealized (losses) gains on hedging transactions	(13,188)	(7,181)	5,517
Reclassification adjustment for losses (gains) on hedging transactions	2,923	5,603	(4,655)
Cumulative translation adjustment, net	(646)	(4,441)	2,375
Other comprehensive income (loss)	3,133	2,700	(4,625)
Total comprehensive income	$795,854	$892,450	$459,356

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	March 28, 2020	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,777,703	$1,544,490
Short-term investments	489,513	1,631,194
Accounts receivable, net of allowances for doubtful accounts of $3,239 and $3,170 in 2020 and 2019, respectively	273,028	335,165
Inventories	304,340	315,358
Prepaid expenses and other current assets	64,557	65,771
Total current assets	2,909,141	3,891,978
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	376,879	353,914
Machinery and equipment	497,090	438,617
Furniture and fixtures	50,048	45,164
	989,315	902,993
Accumulated depreciation and amortization	(616,741)	(574,064)
Net property, plant and equipment	372,574	328,929
Long-term investments	—	53,433
Goodwill	619,196	340,718
Acquisition-related intangibles, net	200,344	80,723
Other assets	592,079	455,567
Total Assets	$4,693,334	$5,151,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,131	$117,491
Accrued payroll and related liabilities	231,439	247,268
Income taxes payable	36,217	28,718
Other accrued liabilities	216,634	81,559
Current portion of long-term debt	499,260	—
Total current liabilities	1,085,681	475,036
Long-term debt	747,110	1,234,807
Long-term income taxes payable	447,383	515,192
Other long-term liabilities	98,111	64,804
Commitments and contingencies (Note 8 and Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 243,810 and 253,891 shares issued and outstanding in 2020 and 2019, respectively	2,438	2,539
Additional paid-in capital	1,145,083	1,005,411
Retained earnings	1,187,805	1,876,969
Accumulated other comprehensive loss	(20,277)	(23,410)
Total stockholders’ equity	2,315,049	2,861,509
Total Liabilities and Stockholders’ Equity	$4,693,334	$5,151,348

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$792,721	$889,750	$463,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	97,485	70,704	50,172
Amortization - others	60,048	33,656	46,582
Stock-based compensation	186,723	147,942	153,815
Amortization of debt discount	663	1,144	2,548
Provision for deferred income taxes	11,962	(32,993)	(363,923)
Others	(25,968)	3,901	8,189
Changes in assets and liabilities:
Accounts receivable, net	66,889	47,081	(98,396)
Inventories	17,947	(78,602)	(9,176)
Prepaid expenses and other current assets	1,081	(4,696)	(9,727)
Other assets	(3,094)	(27,484)	(22,243)
Accounts payable	(10,637)	11,137	(16,691)
Accrued liabilities (including restructuring charges)	(23,699)	46,585	48,723
Income taxes payable	18,715	(16,910)	566,173
Net cash provided by operating activities	1,190,836	1,091,215	820,027
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,470,888)	(1,998,881)	(2,332,140)
Proceeds from sale of available-for-sale and equity securities	670,604	35,734	1,161,410
Proceeds from maturity of available-for-sale securities	2,092,219	1,650,604	2,194,828
Purchases of property, plant, equipment and software	(129,289)	(89,045)	(49,918)
Acquisition of businesses, net of cash acquired	(454,651)	(234,145)	(1,364)
Other investing activities, net	(27,791)	(54,810)	(24,573)
Net cash provided by (used in) investing activities	680,204	(690,543)	948,243
Cash flows from financing activities:
Repurchases of common stock	(1,208,917)	(161,551)	(474,254)
Taxes paid related to net share settlement of restricted stock units	(80,736)	(48,335)	(60,391)
Proceeds from issuance of common stock through various stock plans	53,277	48,669	47,454
Payment of dividends to stockholders	(371,793)	(364,244)	(353,053)
Repayment of debt	—	(500,000)	(457,918)
Proceeds from issuance of long-term debts	—	—	745,175
Other financing activities	(29,658)	(10,049)	(2,650)
Net cash used in financing activities	(1,637,827)	(1,035,510)	(555,637)
Net increase (decrease) in cash and cash equivalents	233,213	(634,838)	1,212,633
Cash and cash equivalents at beginning of period	1,544,490	2,179,328	966,695
Cash and cash equivalents at end of period	$1,777,703	$1,544,490	$2,179,328
Supplemental disclosure of cash flow information:
Interest paid	$49,076	$70,326	$50,928
Income taxes paid, net	$10,154	$128,377	$25,343
Unsettled investment receivables	$1,119	$655	$16,461
Unsettled investment payables	$77,936	$—	$5,860
Capital expenditures included in accounts payable and accrued liabilities	$51,980	$66,237	$15,897

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of April 1, 2017	248,027	$2,480	$803,522	$1,804,830	$(24,681)	$2,586,151
Components of comprehensive income:
Net income	—	—	—	463,981	—	463,981
Other comprehensive loss	—	—	—	—	(4,625)	(4,625)
Reclassification of stranded tax effects	—	—	—	5,203	(5,203)	—
Issuance of common shares under employee stock plans, net	3,133	32	(12,969)	—	—	(12,937)
Repurchase and retirement of common stock	(6,957)	(70)	(66,879)	(407,305)	—	(474,254)
Stock-based compensation expense	—	—	153,815	—	—	153,815
Stock-based compensation capitalized in inventory	—	—	(131)	—	—	(131)
Temporary equity reclassification	—	—	1,406	—	—	1,406
Exercise of warrants	9,174	92	(92)	—	—	—
Cash dividends declared ($1.40 per common share)	—	—	—	(353,053)	—	(353,053)
Balance as of March 31, 2018	253,377	2,534	878,672	1,513,656	(34,509)	2,360,353
Components of comprehensive income:
Net income	—	—	—	889,750	—	889,750
Other comprehensive income	—	—	—	—	2,700	2,700
Cumulative-effect of equity investments adoption	—	—	—	(8,399)	8,399	—
Issuance of common shares under employee stock plans, net	2,950	29	306	—	—	335
Repurchase and retirement of common stock	(2,436)	(24)	(21,509)	(140,018)	—	(161,551)
Stock-based compensation expense	—	—	147,942	—	—	147,942
Cumulative-effect of deferred tax from intra-entity asset transfer adoption	—	—	—	(13,776)	—	(13,776)
Cash dividends declared ($1.44 per common share)	—	—	—	(364,244)	—	(364,244)
Balance as of March 30, 2019	253,891	2,539	1,005,411	1,876,969	(23,410)	2,861,509
Components of comprehensive income:
Net income	—	—	—	792,721	—	792,721
Other comprehensive income	—	—	—	—	3,133	3,133
Issuance of common shares under employee stock plans, net	2,817	28	(27,487)	—	—	(27,459)
Repurchase and retirement of common stock	(12,898)	(129)	(102,375)	(1,110,092)	—	(1,212,596)
Stock-based compensation expense	—	—	186,723	—	—	186,723
Stock-based compensation capitalized in inventory	—	—	923	—	—	923
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888	—	—	81,888
Cash dividends declared ($1.48 per common share)	—	—	—	(371,793)	—	(371,793)
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2020, 2019 and 2018 were 52-week years ended on March 28, 2020, March 30, 2019 and March 31, 2018, respectively. Fiscal 2021 will be a 53-week year ending on April 3, 2021.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not currently aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 28, 2020. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of March 28, 2020 or March 30, 2019. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities and declines in value judged to be other than temporary are included in interest and other expense, net. In determining if and when a decline in value below the adjusted cost of available for sale securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	March 28, 2020	March 30, 2019
Raw materials	$35,562	$39,727
Work-in-process	204,501	213,784
Finished goods	64,277	61,847
	$304,340	$315,358

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $60.7 million, $53.3 million and $46.4 million for fiscal 2020, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used for impairment if indicators of potential impairment exist. Assets are grouped and evaluated for impairment at the lowest level of identifiable cash flows. Impairment indicators are reviewed on a quarterly basis. When indicators of impairment exist and assets are held for use, the Company estimates future undiscounted cash flows attributable to the related assets groups. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the asset groups or based on appraisals. When assets are removed from operations and held for sale, Xilinx estimates impairment losses as the excess of the carrying value of the assets over their fair value.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2020, there was no impairment of goodwill in fiscal 2020. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2021. To date, no impairment indicators have been identified.

Revenue Recognition

Revenue from sales to the Company's distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2020, approximately 53% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers.

Revenue from sales to the Company's non-distributors is recognized net of sales incentives (if any) upon transfer of control to the customer, which typically occurs at shipment. Sales returns and allowances on product sales are recorded as a reduction of revenue.

Revenue from software license agreements and renewals is recognized at point of sales. Revenue from support services is recognized when the service is performed. Revenue from software licenses and support services sales was approximately 1% or less of net revenues for all of the periods presented.

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

Business Combinations

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

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2020 and 2019, the accrual balance of the product warranty liability was immaterial.

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

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of March 28, 2020 and March 30, 2019, Avnet accounted for 31% and 37% of the Company's total net accounts receivable, respectively. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. Avnet 's revenue accounted for 42%, 45% and 43% of the Company's worldwide net revenues in fiscal 2020, 2019 and 2018, respectively. The percentage of worldwide net revenues from Avnet is consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 94% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor's or Moody's Investors Service equivalent. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of March 28, 2020, all of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and Aaa by Moody's Investors Service.

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

The Company recognizes its operating leases within its other assets, other accrued liabilities and other long-term liabilities on the Company's consolidated balance sheets. The Company's finance leases were immaterial.

Recent Accounting Pronouncements Not Yet Adopted

Credit Loss

In June 2016, the FASB issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for financial assets. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2021. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Income Taxes

In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for Xilinx would be the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has decided not to early adopt this new authoritative guidance and is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2020 and the Company did not adjust or override any fair value measurements as of March 28, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 28, 2020 and March 30, 2019:

	March 28, 2020
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$656,038	$—	$—	$656,038
Financial institution securities	—	175,000	—	175,000
Non-financial institution securities	—	361,692	—	361,692
U.S. government and agency securities	150,999	62,274	—	213,273
Foreign government and agency securities	—	244,300	—	244,300
Short-term investments:
Financial institution securities	—	150,000	—	150,000
Non-financial institution securities	—	115,043	—	115,043
U.S. government and agency securities	1,000	2,000	—	3,000
Foreign government and agency securities	—	9,973	—	9,973
Mortgage-backed securities	—	158,804	—	158,804
Asset-backed securities	—	2,549	—	2,549
Commercial mortgage-backed securities	—	50,144	—	50,144
Total assets measured at fair value	$808,037	$1,331,779	$—	$2,139,816
Liabilities
Derivative financial instruments, net	$—	$12,381	$—	$12,381
Total liabilities measured at fair value	$—	$12,381	$—	$12,381
Net assets measured at fair value	$808,037	$1,319,398	$—	$2,127,435

	March 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$428,150	$—	$—	$428,150
Financial institution securities	—	287,945	—	287,945
Non-financial institution securities	—	461,884	—	461,884
U.S. government and agency securities	149,578	53,520	—	203,098
Foreign government and agency securities	—	99,750	—	99,750
Short-term investments:
Financial institution securities	—	249,850	—	249,850
Non-financial institution securities	—	240,040	—	240,040
U.S. government and agency securities	93,149	37,838	—	130,987
Foreign government and agency securities	—	114,705	—	114,705
Mortgage-backed securities	—	670,770	—	670,770
Debt mutual fund	—	31,934	—	31,934
Asset-backed securities	—	76,369	—	76,369
Commercial mortgage-backed securities	—	116,539	—	116,539
Long-term investments:
Debt mutual fund	—	53,433	—	53,433
Total assets measured at fair value	$670,877	$2,494,577	$—	$3,165,454
Liabilities
Derivative financial instruments, net	$—	$9,009	$—	$9,009
Total liabilities measured at fair value	$—	$9,009	$—	$9,009
Net assets measured at fair value	$670,877	$2,485,568	$—	$3,156,445

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes) and $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes and 2024 Notes as of March 28, 2020 were approximately, $496.7 million and $753.1 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 28, 2020, the Company had non-marketable equity securities in private companies of $101.0 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are also recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are only measured at fair value when indicators of impairment exist.

Note 4.	Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	March 28, 2020				March 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$656,038	$—	$—	$656,038	$428,150	$—	$—	$428,150
Financial institution
securities	325,000	—	—	325,000	537,795	—	—	537,795
Non-financial institution
securities	476,735	—	—	476,735	702,483	3	(562)	701,924
U.S. government and
agency securities	216,178	95	—	216,273	334,185	39	(139)	334,085
Foreign government and
agency securities	254,283	7	(17)	254,273	214,455	—	—	214,455
Mortgage-backed securities	156,836	2,445	(477)	158,804	684,596	809	(14,635)	670,770
Asset-backed securities	2,533	18	(2)	2,549	76,852	—	(483)	76,369
Commercial mortgage-
backed securities	50,566	134	(556)	50,144	118,115	42	(1,618)	116,539
	$2,138,169	$2,699	$(1,052)	$2,139,816	$3,096,631	$893	$(17,437)	$3,080,087

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of March 28, 2020 and March 30, 2019.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of March 28, 2020 and March 30, 2019:

	March 28, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$13,492	$(88)	$31,819	$(389)	$45,311	$(477)
Asset-backed securities	1,641	(2)	—	—	1,641	(2)
Foreign government and
agency securities	30,998	(17)	—	—	30,998	(17)
Commercial mortgage-
backed securities	30,593	(282)	2,589	(274)	33,182	(556)
	$76,724	$(389)	$34,408	$(663)	$111,132	$(1,052)

	March 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$4,767	$(4)	$51,044	$(558)	$55,811	$(562)
U.S. government and
agency securities	—	—	13,542	(139)	13,542	(139)
Mortgage-backed securities	34,595	(480)	597,394	(14,155)	631,989	(14,635)
Asset-backed securities	—	—	76,103	(483)	76,103	(483)
Commercial mortgage-
backed securities	1,354	(3)	112,294	(1,615)	113,648	(1,618)
	$40,716	$(487)	$850,377	$(16,950)	$891,093	$(17,437)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of March 28, 2020 and March 30, 2019 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-back securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amounts due to the Company. Additionally, in the past several years a portion of the Company's investment in mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of March 28, 2020 and March 30, 2019. The Company neither intends to sell these marketable debt securities nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 28, 2020
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,274,196	$1,274,283
Due after one year through five years	7,628	7,670
Due after five years through ten years	31,432	32,369
Due after ten years	168,875	169,456
	$1,482,131	$1,483,778

As of March 28, 2020, $209.5 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Proceeds from sale of available-for-sale and equity securities	$670,604	$35,734	$1,161,410
Gross realized gains on sale of available-for-sale securities	$3,349	$372	$7,258
Gross realized losses on sale of available-for-sale securities	(216)	(51)	(7,947)
Net realized gains (losses) on sale of available-for-sale securities	$3,133	$321	$(689)
Amortization of premiums on available-for-sale securities	$3,551	$8,118	$24,569

The cost of securities matured or sold is based on the specific identification method.

Note 5.	Derivative Financial Instruments

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

The Company entered into interest rate swap contracts with certain independent financial institutions to manage interest rate risks related to fixed interest rate expenses from its 2024 Notes and floating interest rate income from its investments in marketable debt securities. See “Note 10. Debt and Credit Facility” for more discussion related to interest rate swap contracts. The interest rate swap contracts were designated and qualified as fair value hedges of the 2024 Notes and were separately accounted for as a derivative. The interest rate swap contracts and the 2024 Notes were initially measured at fair value. Any subsequent changes in fair values of the interest rate swap contracts and the 2024 Notes will be recorded in the Company’s consolidated balance sheets. During the first quarter of fiscal 2020, the Company sold the interest rate swap contracts for an immaterial gain. The gain has been amortized as a reduction to interest expense over the remaining life of the 2024 Notes. As a result of the sale, the Company recorded the net change in fair value of the interest rate swap contracts of $11.7 million in the Company's consolidated balance sheets.  See “Note 12. Debt and Credit Facility” for more discussion related to interest rate swap contracts. There was no ineffectiveness during all periods presented.

During the fourth quarter of fiscal 2020, the Company entered into interest rate swap contracts with an independent financial institution to reduce the risk of changes in benchmark interest rate from future debt issuance. The interest rate swap contracts were designated and qualified as cash flow hedges. The interest rate swap contracts were initially measured at fair value and subsequent changes in fair values recorded in other comprehensive income (loss). As a result, the aggregate fair values of the outstanding interest rate swap contracts as of March 28, 2020 was $3.3 million and recorded in other long-term liabilities. An unrealized loss, net of tax, of $2.6 million was deferred in accumulated other comprehensive income (loss) at March 28, 2020. The interest rate swap contracts will be reclassified into net income in the same period during which the hedged transaction affects earnings. There was no ineffectiveness during the period presented.

As of March 28, 2020 and March 30, 2019, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	March 28, 2020	March 30, 2019
Singapore Dollar	$28,875	$29,420
Euro	33,474	39,408
Indian Rupee	76,076	77,973
British Pound	20,191	10,575
Japanese Yen	2,433	3,840
Chinese Yuan	26,266	34,386
	$187,315	$195,602

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2022. The net unrealized losses, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of March 28, 2020, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of March 28, 2020 that is expected to be reclassified into earnings was not material. The ineffective portion of the gains or losses on the forward contracts was included in the net income for all periods presented.

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

The Company had the following derivative instruments as of March 28, 2020 and March 30, 2019, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 28, 2020	Prepaid expenses and other current assets	$30	Other accrued liabilities	$9,140
March 30, 2019	Prepaid expenses and other current assets	2,802	Other accrued liabilities	1,722

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2020 and 2019:

	Foreign Exchange Contracts
	Years Ended
(In thousands)	March 28, 2020	March 30, 2019
Amount of (losses)/gains recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$(7,637)	$(1,427)
Amount of (losses)/gains reclassified from accumulated other comprehensive income into income (effective portion) *	(2,923)	(5,603)
Amount of losses recorded (ineffective portion) *	(8)	(4)

*Recorded in interest and other expense, net within the consolidated statements of income.

Note 6.	Stock-Based Compensation Plans

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Stock-based compensation included in:
Cost of revenues	$10,035	$8,820	$8,492
Research and development	114,976	86,428	76,790
Selling, general and administrative	61,540	52,694	51,912
Restructuring charges and Executive transition costs	172	—	16,621
Stock-based compensation effect on income before taxes	186,723	147,942	153,815
Income tax effect	(38,013)	(29,361)	(40,188)
Net stock-based compensation effect on net income	$148,710	$118,581	$113,627

The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization was recognized in the period the forfeiture estimate was changed and was not material for all periods presented.

As of March 28, 2020 and March 30, 2019, the ending inventory balances included $3.0 million and $2.1 million of capitalized stock-based compensation. During fiscal 2020, 2019 and 2018, the tax benefit realized for the tax deduction from restricted stock units (RSUs) and other awards totaled $72.7 million, $44.4 million and $60.6 million, respectively. The tax deduction includes amounts credited to income tax expense.

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

The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2020, 2019 and 2018 were $31.97, $26.57 and $17.95, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Fiscal 2020	Fiscal 2019	Fiscal 2018
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.35	0.33	0.29
Risk-free interest rate	1.7%	2.5%	1.6%
Dividend yield	1.5%	1.7%	2.1%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2020, 2019 and 2018 were $109.53, $66.94 and $60.18, respectively. The weighted average fair value of RSUs granted in fiscal 2020, 2019 and 2018 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Risk-free interest rate	1.8%	2.7%	1.8%
Dividend yield	1.3%	2.1%	2.2%

As of March 28, 2020, total unrecognized stock-based compensation costs related to ESPP was $33.4 million. The total unrecognized stock-based compensation cost for ESPP is expected to be recognized over a weighted-average period of 1.1 years.

Equity Incentive Plans

As of March 28, 2020, 15.0 million shares are available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
April 1, 2017	12,459
Additional shares reserved	1,900
RSUs granted	(3,718)
RSUs cancelled	701
March 31, 2018	11,342
Additional shares reserved	3,000
RSUs granted	(3,559)
RSUs cancelled	536
March 30, 2019	11,319
Additional shares reserved	6,000
RSUs granted	(2,756)
RSUs cancelled	487
March 28, 2020	15,050

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2020 and 2019 was $331 thousand and $475 thousand, respectively. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
April 1, 2017	6,988	$42.93
Granted	3,718	$60.18
Vested (2)	(3,016)	$43.30
Cancelled	(701)	$48.16
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested (2)	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54
Granted	2,756	$109.53
Vested (2)	(2,820)	$55.24
Cancelled	(487)	$75.09
March 28, 2020	6,780	$80.53	2.28	$510,083

Expected to vest as of March 28, 2020	5,380	$80.54	2.28	$404,702

(1)
Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on March 28, 2020 of $75.22, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2020.

(2)	The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $155.8 million vested during fiscal 2020. As of March 28, 2020, total unrecognized stock-based compensation costs related to non-vested RSUs was $352.4 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 86% of all eligible employees participated in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 719 thousand shares for $53.0 million in fiscal 2020, 1.0 million shares for $48.3 million in fiscal 2019, and 918 thousand shares for $44.3 million in fiscal 2018. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2021. As of March 28, 2020, 12.6 million shares were available for future issuance.

Note 7. Supplemental Financial Information

The following tables disclose the current liabilities and other assets that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	March 28, 2020	March 30, 2019
Accrued payroll and related liabilities:
Accrued compensation	$99,197	$120,658
Deferred compensation plan liability	121,936	118,560
Others	10,306	8,050
	$231,439	$247,268

(In thousands)	March 28, 2020	March 30, 2019
Other accrued liabilities:
Interest payable	$9,480	$16,583
Accruals related to software licenses	41,093	18,660
Unsettled investment transactions	77,936	—
Restructuring accruals	13,454	—
Lease liabilities	11,109	—
Others	63,562	46,316
	$216,634	$81,559

(In thousands)	March 28, 2020	March 30, 2019
Other assets:
Deferred tax asset	$149,415	$126,702
Trust asset (deferred compensation plan)	111,092	109,271
Lease assets	57,819	—
Investments in non-marketable equity securities	101,026	74,638
Software license contracts	121,439	97,406
Others	51,288	47,550
	$592,079	$455,567

Note 8.	Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company's building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company's leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of March 28, 2020:

Fiscal	(In thousands)
2021	$13,778
2022	12,426
2023	7,783
2024	6,705
2025	6,410
Thereafter	29,577
Total lease payments	76,679
Less: Imputed interest	(16,606)
Total lease liabilities	$60,073

The Company's leases were included as a component of the following consolidated balance sheet lines:

(In thousands)	March 28, 2020
Other assets	$57,819
Other accrued liabilities	11,109
Other long-term liabilities	48,964

The components of lease costs were as follows:

(In thousands)	March 28, 2020
Operating lease cost	$16,584
Lease income	(2,799)
Total lease cost	$13,785

Other information related to leases was as follows:

(In thousands)	March 28, 2020
Cash paid for operating leases included in operating cash flows	$12,571

March 28, 2020
Weighted-average remaining lease term - operating leases (in years)	7.3
Weighted-average remaining discount rate - operating leases	5.6%

Other commitments as of March 28, 2020 totaled $142.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of March 28, 2020, the Company had $41.3 million in commitments primarily related to open purchase orders from ordinary operations and $1.6 million related to renovation of three of its properties. These commitments expire at various dates through April 2025.

As of March 30, 2019, prior to the adoption of the new authoritative guidance on leases, future minimum lease payments under non-cancelable operating leases were as follows:

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

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Years Ended
(In thousands, except per share amounts)	March 28, 2020	March 30, 2019	March 31, 2018
Net income available to common stockholders	$792,721	$889,750	$463,981
Weighted average common shares outstanding-basic	251,732	252,762	249,595
Dilutive effect of employee equity incentive plans	3,211	3,672	2,754
Dilutive effect of 2017 Convertible Notes and warrants	—	—	5,611
Weighted average common shares outstanding-diluted	254,943	256,434	257,960
Basic earnings per common share	$3.15	$3.52	$1.86
Diluted earnings per common share	$3.11	$3.47	$1.80

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

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs were immaterial for fiscal 2020, 2019 and 2018. but could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 10.	Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Interest income	$52,462	$77,295	$58,604
Interest expense	(39,820)	(52,883)	(45,837)
Other income (expense), net	29,454	(12,879)	(7,410)
	$42,096	$11,533	$5,357

Note 11.	Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 28, 2020	March 30, 2019
Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$1,319	$(12,725)
Accumulated unrealized gains (losses) on hedging transactions, net of tax	(10,170)	95
Accumulated cumulative translation adjustment, net of tax	(11,426)	(10,780)
Accumulated other comprehensive loss	$(20,277)	$(23,410)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 12.	Debt and Credit Facility

2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15. The effective interest rate of the 2021 Notes is 3.12%.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2021 Notes. As of March 28, 2020, the remaining term of the 2021 Notes is 1.0 years.

The following table summarizes the carrying value of the 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	March 28, 2020	March 30, 2019
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(517)	(1,063)
Unamortized debt issuance costs associated with the 2021 Notes	(223)	(467)
Carrying value of the 2021 Notes	$499,260	$498,470

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Contractual coupon interest	$15,000	$15,000	$15,000
Amortization of debt issuance costs	244	244	244
Amortization of debt discount, net	546	530	514
Total interest expense related to the 2021 Notes	$15,790	$15,774	$15,758

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.97%.

The Company received net proceeds of $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of March 28, 2020, the remaining term of the 2024 Notes is approximately 4.2 years.

In relation to the issuance of the 2024 Notes, the Company entered into interest rate swap contracts with certain independent financial institutions, whereby the Company pays on a semi-annual basis, a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 91.43 bps, and receives on a semi-annual basis, interest income at a fixed interest rate of 2.950%. The Company incurred a net interest expense of $923.0 thousand during the twelve months ended March 28, 2020 and incurred a net interest expense of $3.8 million during the twelve months ended March 30, 2019, respectively, from the interest rate swap contracts, which was included in interest and other income (expense), net on the consolidated statements of income. During the first quarter of fiscal 2020, the Company sold the interest rate swap contracts for an immaterial gain. The gain is being amortized as a reduction to interest expense over the remaining life of the 2024 Notes.

The following table summarizes the carrying value of the 2024 Notes in the Company's consolidated balance sheets:

(In thousands)	March 28, 2020	March 30, 2019
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(525)	(642)
Unamortized debt issuance costs associated with the 2024 Notes	(2,365)	(2,932)
Carrying value of the 2024 Notes	747,110	746,426
Fair value hedge adjustment - interest rate swap contracts	—	(10,089)
Net carrying value of the 2024 Notes	$747,110	$736,337

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Contractual coupon interest	$22,873	$25,875	$14,122
Amortization of debt issuance costs	567	568	473
Amortization of debt discount	117	113	92
Total interest expense related to the 2024 Notes	$23,557	$26,556	$14,687

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company is required to maintain certain financial and non-financial covenants. As of March 28, 2020, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 13. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of March 28, 2020 and March 30, 2019, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Board of Directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On October 22, 2019, the Board authorized a repurchase program to repurchase the Company's common stock and debentures up to $1.00 billion (2019 Repurchase Program). The 2019 Repurchase Program has no stated expiration date.

Through March 28, 2020, the Company has used $662.6 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $337.4 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of March 28, 2020 and March 30, 2019.

During fiscal 2020, the Company repurchased 12.9 million shares of common stock in the open market and through accelerated share repurchase agreements with independent financial institutions for a total of $1.21 billion. During fiscal 2019, the Company repurchased 2.4 million in the open market with independent financial institutions for a total of $161.6 million.

Note 14.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Federal:
Current	$(2,056)	$90,674	$565,765
Deferred	11,527	(30,746)	(370,893)
	9,471	59,928	194,872
State:
Current	5,480	4,623	2,520
Deferred	9,289	2,545	7,813
	14,769	7,168	10,333
Foreign:
Current	26,915	16,282	23,483
Deferred	(9,892)	(4,796)	(1,290)
	17,023	11,486	22,193
Total	$41,263	$78,582	$227,398

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Domestic	$145,339	$173,082	$21,198
Foreign	688,645	795,250	670,181
Income before income taxes	$833,984	$968,332	$691,379

On December 22, 2017, the TCJA was enacted into law. It made significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. Some provisions of the TCJA began to impact the Company in fiscal 2018, while other provisions impacted the Company beginning in fiscal 2019.

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

The Company recorded excess tax benefits associated with stock-based compensation of $37.4 million, $14.2 million, and $21.5 million in the provision for income taxes during fiscal 2020, 2019, and 2018 respectively.

As of March 28, 2020, the Company had federal net operating loss carryforwards of $195.8 million from acquisition activity. The net operating loss carryforwards have expirations between fiscal 2021 and fiscal 2037 and some are subject to change of ownership limitations provided by the Internal Revenue Code. As of March 28, 2020, the Company had state net operating loss carryforwards of $186.5 million primarily from acquisition activity. The state net operating loss carryforwards include $175.6 million which is not likely to be recovered and has been reduced by a valuation allowance.

As of March 28, 2020, the Company had state research tax credit carryforwards of approximately $215.3 million. The credits have no expiration date. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $172.6 million that is not likely to be recovered and has been reduced by a valuation allowance. As of March 28, 2020, the Company had foreign credit carryforwards of $2.3 million, all of which is not likely to be recovered and has been reduced by a valuation allowance.

The provision for income taxes reconciles to the amount derived by applying the federal statutory income tax rate to income before provision for taxes as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Income before provision for taxes	$833,984	$968,332	$691,379
Federal statutory tax rate	21.0%	21.0%	31.5%
Computed expected tax	175,137	203,350	217,784
State taxes, net of federal benefit	16,085	6,379	9,785
Foreign earnings at lower tax rates	(69,103)	(98,387)	(188,174)
Tax credits	(35,846)	(31,679)	(19,708)
Transition tax	—	21,063	208,523
Deferred tax remeasurement	—	—	21,834
Excess benefits from stock-based compensation	(37,428)	(14,196)	(21,520)
Fiscal 2014 amended returns*	(9,398)	—	—
Other	1,816	(7,948)	(1,126)
Provision for income taxes	$41,263	$78,582	$227,398

*Interest income on refunds and release of unrecognized tax benefits for related research credits. Refer to gross unrecognized tax benefits discussion below for more detail.

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. During the quarter ended September 28, 2019, the Company received awards from the Singapore Economic Development Board for a Development and Expansion Incentive that will reduce its local tax on Singapore income from a statutory rate of 17% to 5% for the fiscal years 2022 through 2031. The benefits of Pioneer Status in Singapore for fiscal 2020, fiscal 2019 and fiscal 2018 were approximately $42.3 million ($0.17 per diluted share), $48.0 million ($0.19 per diluted share), and $61.5 million ($0.24 per diluted share), respectively. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following:

(In thousands)	March 28, 2020	March 30, 2019
Deferred tax assets:
Stock-based compensation	$18,600	$18,514
Accrued expenses	12,159	7,744
Tax credit carryforwards	172,998	155,036
Deferred compensation plan	28,394	27,186
Low income housing and other investments	2,880	6,366
GILTI deferred taxes	24,306	38,410
Tax loss carryforwards	57,969	—
Intangible assets	1,755	—
Operating leases	11,317	—
Other	7,465	22,997
Subtotal	337,843	276,253
Valuation allowance	(150,907)	(118,773)
Total deferred tax assets	186,936	157,480
Deferred tax liabilities:
Unremitted foreign earnings	(8,432)	(5,142)
Intangible assets	—	(20,775)
Distributor price adjustments	(7,540)	(11,464)
Operating leases	(11,317)	—
Other	(12,499)	(4,975)
Total deferred tax liabilities	(39,788)	(42,356)
Total net deferred tax assets	$147,148	$115,124

Long-term deferred tax assets of $149.4 million and $126.7 million as of March 28, 2020 and March 30, 2019, respectively, were included in other assets on the consolidated balance sheet.

As of March 28, 2020 and March 30, 2019, gross deferred tax assets were offset by valuation allowances of $150.9 million and $118.8 million, respectively, which were primarily associated with federal and state net operating losses and state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands)	March 28, 2020	March 30, 2019
Balance as of beginning of fiscal year	$147,616	$125,148
Increases in tax positions for prior years	4,481	18,156
Decreases in tax positions for prior years	(90,521)	(666)
Increases in tax positions for current year	27,524	5,132
Settlements	—	—
Lapses in statutes of limitation	(260)	(154)
Balance as of end of fiscal year	$88,840	$147,616

The Company’s total gross unrecognized tax benefits decreased by $58.8 million during fiscal 2020. Of the net change in uncertain tax benefits during the year, there was an $85.5 million decrease related to an additional deduction claimed on federal and state amended tax returns (refund claim) for fiscal 2014 for redemption premium paid in that year in connection with the early redemption of the Company’s 3.125% Junior Convertible debenture due March 15, 2037. During the third quarter of fiscal 2020, the Company received written notification from the Internal Revenue Service that the Joint Committee on Taxation had completed its review of the Company's refund claim and had taken no exception. The tax benefit of the refund claim, net of state tax adjustments, of $81.9 million was recognized as an increase to additional paid-in capital in the third quarter of fiscal 2020. The decrease in gross unrecognized tax benefits was partially offset by new gross unrecognized tax benefits associated with acquisition and post-acquisition restructuring activities. If the remaining balance of $88.8 million and $147.6 million of unrecognized tax benefits as of March 28, 2020 and March 30, 2019, respectively, were realized in a future period, it would result in a tax benefit of $47.4 million and $35.3 million, respectively, thereby reducing the effective tax rate.

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

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014 as well as fiscal 2016, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2015.

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

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner, and, in a 15-0 decision, concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). The Ninth Circuit overturned the Tax Court’s decision in an opinion issued on July 24, 2018, but subsequently withdrew it. After rehearing the arguments on October 16, 2018, the Ninth Circuit issued a subsequent opinion on June 7, 2019. In a 2-1 decision, the Ninth Circuit overturned the Tax Court’s decision. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit. On November 12, 2019, the Ninth Circuit issued an order denying Altera's petition. On February 10, 2020, Altera filed a writ of certiorari with the U.S. Supreme Court for review of the case. As such, the decision is not final. The Company has concluded that the law is unsettled and continue to record tax benefits as we exclude stock-based compensation costs from our cost sharing arrangement. As of March 28, 2020, the cumulative potential impact of a final adverse decision to the consolidated statement of income was $55 million to $60 million for taxes and interest. The Company will continue to monitor developments in the Altera case and the potential effect on our consolidated financial statements.

Note 15. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers.

Geographic revenue information for fiscal 2020, 2019 and 2018 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment, which were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
North America:
United States	$807,260	$748,245	$652,222
Other (individual countries less than 10%)	107,692	100,478	96,694
Total North America	914,952	848,723	748,916

Asia Pacific:
China	912,729	850,595	638,180
Other (individual countries less than 10%)	562,493	534,987	370,307
Total Asia Pacific	1,475,222	1,385,582	1,008,487

Europe (individual countries less than 10%)	533,984	586,893	501,049
Japan	238,508	237,842	208,571
Total Foreign	2,247,714	2,210,317	1,718,107

Worldwide Total	$3,162,666	$3,059,040	$2,467,023

Net long-lived assets by country at fiscal year-ends were as follows:

	Years Ended
(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
United States	$222,715	$212,385	$206,406
Foreign:
Ireland	38,208	36,984	38,257
Singapore	62,642	62,257	45,013
India	36,397	12,015	10,117
Other (individual countries less than 10%)	12,612	5,288	4,324
Total foreign	149,859	116,544	97,711
Worldwide total	$372,574	$328,929	$304,117

Note 16.	Litigation Settlements and Contingencies

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

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225).  The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction.  The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. ADI filed a motion to dismiss the Company’s willful infringement claims on March 20, 2020. The Company filed amended counterclaims on April 3, 2020. The parties’ claims are set for back-to-back trials beginning January 24, 2022 for ADI’s claims and January 31, 2022 for the Company’s claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On April 30, 2020, a patent infringement lawsuit was filed by FG SRC LLC (SRC) against the Company in the U.S. District Court in Delaware (FG SRC LLC v. Xilinx, Inc., Case No. 1:20-cv-00601). The lawsuit pertains to two patents and SRC seeks unspecified damages, interest, and an on-going royalty.  No schedule has been set in the case.  The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend its IP vigorously.

Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx.  On August 1, 2018, the Trustee filed a Notice of Appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an Order to Show Cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the Order to Show Cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019. On July 22, 2019, the Trustee filed his notice of appeal and filed his opening appellate brief on September 17, 2019.  On October 30, 2019, Xilinx filed its appellee brief.  On November 20, 2019, the Trustee filed his reply brief. On April 7, 2020, the Sixth Circuit affirmed the District Court’s judgment which granted both of Xilinx’s Motions for Summary Judgment, disposing of all claims asserted against Xilinx. On April 14, 2020, the Trustee filed a motion to extend the time for filing a petition for rehearing, and the Sixth Circuit granted the motion extending the due date until May 14, 2020.

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

Note 17.	Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and acquisitions-related intangibles balances as of March 28, 2020 and March 30, 2019 were as follows:

(In thousands)	March 30, 2019	Acquisitions	Other	March 28, 2020
Goodwill	$340,718	280,153	(1,675)	$619,196

			Weighted-Average
(In thousands)	March 28, 2020	March 30, 2019	Amortization Life
Core technology, gross	$209,131	$107,250
Less accumulated amortization	(105,007)	(82,611)
Core technology, net	104,124	24,639	4.1 years
Other intangibles, gross	95,759	51,016
Less accumulated amortization	(56,531)	(47,642)
Other intangibles, net	39,228	3,374	4.1 years

In-process research and development	56,992	52,710

Total acquisition-related intangibles, gross	361,882	210,976
Less accumulated amortization	(161,538)	(130,253)
Total acquisition-related intangibles, net	$200,344	$80,723

During the second quarter of fiscal 2020, the Company recorded $237.2 million of goodwill and $106.0 million of intangibles attributable to the acquisition of Solarflare Communications, Inc. (Solarflare). See "Note 20. Business Combination" to the Company's consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of March 28, 2020, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2021	$38,212
2022	35,401
2023	33,693
2024	29,443
2025	6,603
Total	$143,352
In-process research and development is not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $16.5 million, $15.1 million and $14.7 million in fiscal 2020, 2019 and 2018, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) accounts. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Board of Directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 75% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of March 28, 2020, there were 258 participants in the Plan who self-direct their contributions into a menu of hypothetical investment options offered by the Plan that tracks a portfolio of various deemed investment funds. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of March 28, 2020, Plan assets of $111.1 million were included in other assets within the consolidated balance sheet and obligations of $121.9 million were included in accrued payroll and related liabilities. As of March 30, 2019, Plan assets were $109.3 million and obligations were $118.6 million.

Note 19. Restructuring Charges and Executive Transition Costs

During the fourth quarter of fiscal 2020, the Company announced cost-saving measures designed to drive structural operating efficiencies across the Company, including a targeted global workforce reduction in force. The reorganization plan is expected to be substantially completed by the end of the first quarter of fiscal 2021. The Company recorded restructuring charges of $28.4 million in fiscal 2020, primarily related to severance pay expenses and separately presented on the consolidated statements of income. As of the end of fiscal 2020, there was $13.5 million accrual for severance and other benefits that are expected to be paid primarily during fiscal 2021.

The following table summarizes the restructuring accrual activity for fiscal 2020:

(In thousands)	Employee severance and benefits	Others	Total
Restructuring charges	$27,628	$734	$28,362
Cash payments	(14,615)	(121)	(14,736)
Non-cash charges	(172)	—	(172)
Balance as of March 28, 2020	$12,841	$613	$13,454

During the fourth quarter of fiscal 2018, the Company announced the transition of its President and Chief Executive Officer position, whereby Moshe Gavrielov resigned from those roles and Victor Peng assumed these roles. Additionally, the Company also implemented restructuring measures to realign resources and drive overall operating efficiencies. The Company recorded total transition charges of $33.4 million in the fourth quarter of fiscal 2018, primarily related to severance pay expenses and other benefits. As of the end of fiscal 2020 and 2019, the remaining accrual for severance and other benefits related to executive transition costs was immaterial.

Note 20. Business Combinations

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

Total purchase consideration to acquire Solarflare was approximately $400.0 million, including $8.4 million of fair value from the Company's preexisting investment in Solarflare and net of $6.8 million of cash acquired. The Company incurred $4.2 million of acquisition related costs, which was recorded as operating expenses in its consolidated statements of income. Additionally, the Company was required to assess the fair value of its preexisting investment in Solarflare and, as a result, recorded an immaterial gain in its consolidated statements of income as part of interest and other income (expense), net.
Subsequent to the acquisition, the financial results for Solarflare are included in the Company's consolidated financial statements. Prior to the acquisition, the financial results for Solarflare were not significant for pro forma financial information.
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

Amount
(In thousands)
Cash and cash equivalents	$6,765
Tangible assets	19,308
Identifiable intangible assets	106,000
Goodwill	237,163
Deferred tax assets	44,016
Current liabilities	(9,229)
Non-current liabilities	(3,797)
Total	$400,226

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

During fiscal 2020, the Company acquired Airrays GmbH, a German-based company that develops a game-changing radio antenna technology in mobile communications for approximately $29.0 million . This acquisition is part of the Company’s wireless strategy to build end-to-end radio reference designs, allowing the Company to maximize the value in its RFSoC technology. The Company recognized $14.1 million of goodwill and $18.2 million of acquisition-related intangibles from this acquisition.

During fiscal 2020, the Company acquired NGCodec, Inc., a leader in cloud video business for approximately $54.0 million. This acquisition accelerates the Company's strategic roadmap to help advance the key verticals within the data center. The Company recognized $28.9 million of goodwill and $26.7 million of acquisition-related intangibles from this acquisition.

The COVID-19 pandemic did not have any impact on the integrations of the Solarflare and other acquisitions as the integrations were completed by mid-February 2020, before the social distancing requirements were in place and the Company mandated its employees to work from home starting in mid-March 2020.

Note 21. Subsequent Event

On April 20, 2020, the Company's Board of Directors declared a cash dividend of $0.38 per common share for the first quarter of fiscal 2021. The dividend is payable on June 3, 2020 to stockholders of record as of May 13, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 8, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation
Description of the Matter
At March 28, 2020, the Company’s inventory balance was $304 million. As discussed in Note 2 to the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period. Obsolete inventory or inventory in excess of management’s forecasted demand is written down to its estimated net realizable value if less than cost.
Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted demand for the Company’s products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process. This included controls over management's assessment of the forecasted demand for their products and the completeness and accuracy of the data underlying the excess and obsolete inventory valuation.
Our audit procedures included, among others, evaluating the significant assumptions including forecasted demand for the Company’s products and consideration of factors that affect forecasted demand (e.g., technology changes, new product introductions, expected economic and market conditions, possible alternative uses of inventory, and changes in strategic direction). We evaluated inventory levels compared to forecasted demand and historical sales and specific product considerations such as technology changes or alternative uses, and we tested the accuracy and completeness of underlying data used in management’s excess and obsolete inventory valuation assessment. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

Accounting for acquisition of Solarflare Communications, Inc.
Description of the Matter
As described in Note 20 to the consolidated financial statements, the Company completed its acquisition of Solarflare Communications, Inc. (“Solarflare”) for total purchase consideration of approximately $400 million during the year ended March 28, 2020. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of Solarflare was complex due to the significant estimation required by management to determine the fair value of identified intangible assets of $106 million, primarily related to developed technology, customer relationships, and in-process research and development. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the developed technology, customer relationships, and in-process research and development intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results including revenue growth rates, technology migration curves, royalty rates and customer attrition rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process for accounting for the acquisition. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.
To test the estimated fair value of the developed technology, customer relationships, and in-process research and development intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating significant assumptions used by the Company including discount rates, revenue growth rates, technology migration curves, royalty rates and customer attrition rates, and performing sensitivity analyses over the significant assumptions to evaluate the change in fair values resulting from changes in the assumptions. For example, we compared the significant assumptions to current industry, market and economic trends and historical results of the acquired business. We tested the completeness and accuracy of the underlying data used in the valuation. We also involved our valuation specialists to assist with our evaluation of the valuation methodology and significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.
San Jose, California
May 8, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Xilinx, Inc.'s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xilinx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated May 8, 2020 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
San Jose, California
May 8, 2020

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended March 31, 2018:
Allowance for doubtful accounts	$3,200	$—	$30	$3,170
Valuation allowance for deferred tax assets	$72,520	$28,863	$—	$101,383
For the year ended March 30, 2019:
Allowance for doubtful accounts	$3,170	$—	$—	$3,170
Valuation allowance for deferred tax assets	$101,383	$17,390	$—	$118,773
For the year ended March 28, 2020:
Allowance for doubtful accounts	$3,170	$79	$10	$3,239
Valuation allowance for deferred tax assets	$118,773	$34,488	$2,354	$150,907

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended March 28, 2020 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$849,632	$833,366	$723,499	$756,169
Gross margin	562,863	540,260	483,478	528,435
Income before income taxes	262,550	215,845	165,843	189,746
Net income	241,459	226,993	162,012	162,257
Net income per common share: (2)
Basic	$0.95	$0.90	$0.65	$0.66
Diluted	$0.94	$0.89	$0.64	$0.65
Shares used in per share calculations:
Basic	253,268	252,399	250,546	247,166
Diluted	257,928	255,269	252,808	249,320
Cash dividends declared per common share	$0.37	$0.37	$0.37	$0.37

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2020 was a 52-week year and each quarter was a 13-week quarter.

(2)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)
Year ended March 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$684,370	$746,252	$800,057	$828,361
Gross margin	477,482	514,632	552,154	558,904
Income before income taxes	212,917	239,144	256,590	259,680
Net income (loss)	190,038	215,712	239,360	244,640
Net income (loss) per common share: (2)
Basic	$0.75	$0.85	$0.95	$0.96
Diluted	$0.74	$0.84	$0.93	$0.95
Shares used in per share calculations:
Basic	252,682	252,988	253,060	253,855
Diluted	255,935	255,522	256,374	258,177
Cash dividends declared per common share	$0.36	$0.36	$0.36	$0.36

(1)	Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2019 was a 52-week year and each quarter was a 13-week quarter.

(2)
Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of the Company's management, including our principal executive officer (PEO), who also serves as our principal financial officer (PFO), collectively referred to herein as the PEO/PFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our PEO/PFO has concluded that, as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 28, 2020.

The effectiveness of the Company's internal control over financial reporting as of March 28, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

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
The information required by this item pursuant to Item 401(a), (d), (e), and (f) and Items 406 and 407 of Regulation S-K concerning the Company's directors, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled "Proposal One — Election of Directors" "Board Independence" and "Corporate Governance Principles" in our Proxy Statement.

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

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended March 28, 2020 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
2007 Equity Plan	6,668	(1)	$—	(2)	15,049	(3)
Employee Stock Purchase Plan	N/A		N/A		12,644
Total-Approved Plans	6,668		$—		27,693
Equity Compensation Plans Not Approved by Security Holders	—		$—		—
Total-All Plans	6,668		$—		27,693

(1)	Includes approximately 6.7 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.

(2)	No outstanding options, warrants and rights exist as of fiscal year ended March 28, 2020.

(3)
On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013, August 13, 2014, August 10, 2016, August 9, 2017, August 1, 2018, and August 8, 2019, our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares, 3.0 million shares, 2.5 million shares, 1.9 million shares, 3.0 million shares, and 6.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

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
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal Three — Ratification of Appointment of External Auditors" and "Fees Paid to Ernst & Young LLP" in our Proxy Statement.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The financial statements required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.
	(2)	The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended effective as of December 5, 2018	8-K	000-18548	3.2	12/7/2018
4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.2		Indenture, dated as of March 5, 2007, between the Company as Issuer and The Bank of New York Trust Company, N. A. as Trustee	10-K	000-18548	4.1	5/30/2007
4.3		Indenture, dated as of June 9, 2010, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	10-Q	000-18548	4.2	8/9/2010
4.4		Indenture, dated as of June 14, 2007, between the Company as Issuer and The Bank of New Mellon Trust Company, N.A. as Trustee	S-3	333-143769	4.4	6/15/2007
4.5		Supplemental Indenture, dated as of March 12, 2014, between the Company as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee	8-K	000-18548	4.01	3/13/2014
4.6		Supplemental Indenture, dated as of May 30, 2017, between the Company and U.S. Bank National Association, as trustee for the 2024 Notes	8-K	000-18548	4.01	5/30/2017
4.7		Third Supplemental Indenture, dated as of August 31, 2017, between the Company and U.S. Bank National Association, as trustee	8-K	000-18548	99.1	9/1/2017
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	6/21/2019
10.2P	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.3	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	6/21/2019

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007
10.5	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.6	*	Form of Performance-Based Restricted Stock Unit Issuance Agreement under 2007 Equity Incentive Plan	10-Q	000-18548	10.1	7/26/2019
10.7	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.8	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.9	+	Master Distributor Agreement, dated as of March 12, 2014, between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.10	*	Summary of Fiscal Year 2020 Executive Incentive Plan	8-K	000-18548	N/A	5/13/2019
10.11	*	Form of Change in Control Agreement	8-K	000-18548	10.2	1/20/2016
10.12	*	Amendment and Restatement of Employment Agreement with Moshe Gavrielov	8-K	000-18548	10.1	4/12/2017
10.13		Amendment, dated as of February 20, 2015, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.15	5/15/2017
10.14	+	Amendment, dated as of March 28, 2016, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.16	5/15/2017
10.15	+	Addendum, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.17	5/15/2017
10.16		Amendment, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/15/2017
10.17	+	Amendment, dated as of April 20, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-Q	000-18548	10.1	7/28/2017
10.18		Employment Agreement, dated as of January 4, 2018, by and between Xilinx, Inc. and Victor Peng	8-K	000-18548	10.1	1/5/2018
10.19	+	Sales Exhibit, dated September 13, 2019 entered into pursuant to the Addendum to the Master Distribution Agreement dated April 20, 2017, by and between the Company and Avnet, Inc.	10-Q	000-18548	10.1	10/25/2019
10.20		Form of Change in Control Agreement (for Change in Control Agreements entered into after December 28, 2019)					X
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
P	Filed on Paper

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2020

XILINX, INC.
By:	/s/ Victor Peng
Victor Peng
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Peng and Sumeet Gagneja, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Peng	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director	May 8, 2020
(Victor Peng)

/s/ Sumeet Gagneja	Chief Accounting Officer (Principal Accounting Officer)	May 8, 2020
(Sumeet Gagneja)

/s/ Dennis Segers	Chairman of the Board of Directors	May 8, 2020
(Dennis Segers)

/s/ Raman K. Chitkara	Director	May 8, 2020
(Raman K. Chitkara)

/s/ Saar Gillai	Director	May 8, 2020
(Saar Gillai)

/s/ Ronald S. Jankov	Director	May 8, 2020
(Ronald S. Jankov)

/s/ Mary Louise Krakauer	Director	May 8, 2020
(Mary Louise Krakauer)

/s/ Thomas H. Lee	Director	May 8, 2020
(Thomas H. Lee)

/s/ J. Michael Patterson	Director	May 8, 2020
(J. Michael Patterson)

/s/ Marshall C. Turner	Director	May 8, 2020
(Marshall C. Turner)

/s/ Elizabeth W. Vanderslice	Director	May 8, 2020
(Elizabeth W. Vanderslice)