Form 10-Q
period 2020-06-27
XILINX INC
filed 2020-07-31
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 10, 2020
Common Stock, $0.01 par value	244,314,000

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

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	June 27, 2020	June 29, 2019
Net revenues	$726,673	$849,632
Cost of revenues:
Cost of products sold	226,103	283,500
Amortization of acquisition-related intangibles	6,697	3,269
Total cost of revenues	232,800	286,769
Gross margin	493,873	562,863
Operating expenses:
Research and development	210,113	204,100
Selling, general and administrative	105,383	107,425
Amortization of acquisition-related intangibles	2,862	400
Total operating expenses	318,358	311,925
Operating income	175,515	250,938
Interest and other income (expense), net	(12,153)	11,612
Income before income taxes	163,362	262,550
Provision for income taxes	69,526	21,091
Net income	$93,836	$241,459
Net income per common share:
Basic	$0.39	$0.95
Diluted	$0.38	$0.94
Cash dividends per common share	$0.38	$0.37
Shares used in per share calculations:
Basic	243,180	253,268
Diluted	245,543	257,928

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Net income	$93,836	$241,459
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	368	9,754
Reclassification adjustment for (gains) losses on available-for-sale securities	(277)	(433)
Change in unrealized gains (losses) on hedging transactions	7,129	430
Reclassification adjustment for (gains) losses on hedging transactions	1,687	822
Cumulative translation adjustment, net	(2,867)	(635)
Other comprehensive income	6,040	9,938
Total comprehensive income	$99,876	$251,397

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	June 27, 2020	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,227,376	$1,777,703
Short-term investments	1,771,959	489,513
Accounts receivable, net	305,180	273,028
Inventories	292,213	304,340
Prepaid expenses and other current assets	67,935	64,557
Total current assets	3,664,663	2,909,141
Property, plant and equipment, at cost	993,031	989,315
Accumulated depreciation and amortization	(631,503)	(616,741)
Net property, plant and equipment	361,528	372,574
Goodwill	619,196	619,196
Acquisition-related intangibles, net	190,785	200,344
Other assets	608,591	592,079
Total Assets	$5,444,763	$4,693,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,518	$102,131
Accrued payroll and related liabilities	264,818	231,439
Income taxes payable	54,246	36,217
Other accrued liabilities	126,193	216,634
Current portion of long-term debt	499,461	499,260
Total current liabilities	1,047,236	1,085,681
Long-term debt	1,491,752	747,110
Long-term income taxes payable	504,401	447,383
Other long-term liabilities	81,721	98,111
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	2,432	2,438
Additional paid-in capital	1,194,748	1,145,083
Retained earnings	1,136,710	1,187,805
Accumulated other comprehensive loss	(14,237)	(20,277)
Total stockholders’ equity	2,319,653	2,315,049
Total Liabilities and Stockholders’ Equity	$5,444,763	$4,693,334

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$93,836	$241,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	31,749	23,853
Amortization - others	15,059	9,085
Stock-based compensation	50,383	42,753
Benefit for deferred income taxes	(8,979)	(2,114)
Others	2,640	(10,240)
Changes in assets and liabilities:
Accounts receivable, net	(32,152)	29,211
Inventories	12,127	(21,400)
Prepaid expenses and other current assets	(1,925)	620
Other assets	(23,018)	(13,408)
Accounts payable	1,333	(9,106)
Accrued liabilities	29,622	(13,830)
Income taxes payable	74,796	21,333
Net cash provided by operating activities	245,471	298,216
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,678,000)	(361,315)
Proceeds from sale and maturity of available-for-sale and equity securities	318,857	707,388
Purchases of property, plant and equipment and software	(15,461)	(29,201)
Other investing activities	(6,280)	3,549
Acquisition of business, net of cash acquired	—	(25,145)
Net cash provided by (used in) investing activities	(1,380,884)	295,276
Cash flows from financing activities:
Repurchases of common stock	(53,682)	(444,995)
Taxes paid related to net share settlements of restricted stock units	(3,240)	(4,122)
Proceeds from issuance of common stock through various stock plans	1	3
Payment of dividends to stockholders	(92,414)	(93,961)
Proceeds from issuance of long-term debt, net	744,423	—
Other financing activities	(10,002)	(4,881)
Net cash provided by (used in) financing activities	585,086	(547,956)
Net increase (decrease) in cash and cash equivalents	(550,327)	45,536
Cash and cash equivalents at beginning of period	1,777,703	1,544,490
Cash and cash equivalents at end of period	$1,227,376	$1,590,026
Supplemental disclosure of cash flow information:
Interest paid	$13,789	$23,013
Income taxes paid, net	$3,747	$1,661

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended June 27, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049
Components of comprehensive income:
Net income	—	—	—	93,836	—	93,836
Other comprehensive income	—	—	—	—	6,040	6,040
Issuance of common shares under employee stock plans, net	106	1	(3,240)	—	—	(3,239)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	50,383	—	—	50,383
Cash dividends declared ($0.38 per common share)	—	—	—	(92,414)	—	(92,414)
Balance as of June 27, 2020	243,231	$2,432	$1,194,748	$1,136,710	$(14,237)	$2,319,653

Three Months Ended June 29, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	241,459	—	241,459
Other comprehensive loss	—	—	—	—	9,938	9,938
Issuance of common shares under employee stock plans, net	96	1	(4,120)	—	—	(4,119)
Repurchase and retirement of common stock	(2,967)	(30)	(163,739)	(281,226)	—	(444,995)
Stock-based compensation expense	—	—	42,753	—	—	42,753
Cash dividends declared ($0.37 per common share)	—	—	—	(93,961)	—	(93,961)
Balance as of June 29, 2019	251,020	$2,510	$880,305	$1,743,241	$(13,472)	$2,612,584

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended March 28, 2020. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 3, 2021 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2021 and fiscal 2020 are 53-week and 52-week years ending on April 3, 2021 and March 28, 2020, respectively. The quarters ended June 27, 2020 and June 29, 2019 each consisted of 13 weeks.

Note 2.Recent Accounting Changes and Accounting Pronouncements
Recent Accounting Pronouncements Adopted

Credit Losses

In June 2016, the FASB issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires a forward-looking expected credit loss model for financial assets, including accounts receivable and available for sale debt securities. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the impact of the adoption was not material to the Company's condensed consolidated financial statements.

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the adoption did not impact the Company's condensed consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the impact of the adoption was not material to the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3.Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of June 27, 2020 and March 28, 2020, Avnet accounted for 29% and 31% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 44% and 40% of the Company’s worldwide net revenues in the first quarter of fiscal 2021 and 2020, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the first quarter of fiscal 2021 and 2020, approximately 62% and 50%, respectively, of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.
No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2021 and 2020.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 97% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company’s forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer’s credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of June 27, 2020, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

Note 4.Fair Value Measurements

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2021 and the Company did not adjust or override any fair value measurements as of June 27, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2020 and March 28, 2020:

	June 27, 2020
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$567,333	$—	$—	$567,333
Financial institution securities	—	224,980	—	224,980
Non-financial institution securities	—	142,881	—	142,881
U.S. government and agency securities	24,998	6,799	—	31,797
Foreign government and agency securities	—	159,983	—	159,983
Short-term investments:
Financial institution securities	—	300,000	—	300,000
Non-financial institution securities	—	362,582	—	362,582
U.S. government and agency securities	409,742	107,959	—	517,701
Foreign government and agency securities	—	435,039	—	435,039
Mortgage-backed securities	—	110,894	—	110,894
Asset-backed securities	—	884	—	884
Commercial mortgage-backed securities	—	44,859	—	44,859
Derivative financial instruments, net	—	1,557	—	1,557
Total assets measured at fair value	$1,002,073	$1,898,417	$—	$2,900,490

	March 28, 2020
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$656,038	$—	$—	$656,038
Financial institution securities	—	175,000	—	175,000
Non-financial institution securities	—	361,692	—	361,692
U.S. government and agency securities	150,999	62,274	—	213,273
Foreign government and agency securities	—	244,300	—	244,300
Short-term investments:
Financial institution securities	—	150,000	—	150,000
Non-financial institution securities	—	115,043	—	115,043
U.S. government and agency securities	1,000	2,000	—	3,000
Foreign government and agency securities	—	9,973	—	9,973
Mortgage-backed securities	—	158,804	—	158,804
Asset-backed securities	—	2,549	—	2,549
Commercial mortgage-backed securities	—	50,144	—	50,144
Total assets measured at fair value	$808,037	$1,331,779	$—	$2,139,816
Liabilities
Derivative financial instruments, net	$—	$12,381	$—	$12,381
Total liabilities measured at fair value	$—	$12,381	$—	$12,381
Net assets measured at fair value	$808,037	$1,319,398	$—	$2,127,435

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes), $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes, 2024 Notes and 2030 Notes as of June 27, 2020 were approximately $508.4 million, $805.8 million and $774.3 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 27, 2020, the Company had non-marketable equity securities in private companies of $104.6 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	June 27, 2020				March 28, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$567,333	$—	$—	$567,333	$656,038	$—	$—	$656,038
Financial institution
securities	524,980	—	—	524,980	325,000	—	—	325,000
Non-financial institution
securities	505,464	—	(1)	505,463	476,735	—	—	476,735
U.S. government and
agency securities	549,523	6	(31)	549,498	216,178	95	—	216,273
Foreign government and
agency securities	595,058	—	(36)	595,022	254,283	7	(17)	254,273
Mortgage-backed securities	109,067	2,146	(319)	110,894	156,836	2,445	(477)	158,804
Asset-backed securities	868	16	—	884	2,533	18	(2)	2,549
Commercial mortgage-
backed securities	44,922	199	(262)	44,859	50,566	134	(556)	50,144
	$2,897,215	$2,367	$(649)	$2,898,933	$2,138,169	$2,699	$(1,052)	$2,139,816

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of June 27, 2020 and March 28, 2020.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of June 27, 2020 and March 28, 2020:

	June 27, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$44,978	$(1)	$—	$—	$44,978	$(1)
U.S. government and
agency securities	416,542	(31)	—	—	416,542	(31)
Foreign government and
agency securities	74,942	(36)	—	—	74,942	(36)
Mortgage-backed securities	7,216	(104)	15,299	(215)	22,515	(319)
Commercial mortgage-
backed securities	18,857	(109)	1,979	(153)	20,836	(262)
	$562,535	$(281)	$17,278	$(368)	$579,813	$(649)

	March 28, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$13,492	$(88)	$31,819	$(389)	$45,311	$(477)
Asset-backed securities	1,641	(2)	—	—	1,641	(2)
Foreign government and
agency securities	30,998	(17)	—	—	30,998	(17)
Commercial mortgage-
backed securities	30,593	(282)	2,589	(274)	33,182	(556)
	$76,724	$(389)	$34,408	$(663)	$111,132	$(1,052)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of June 27, 2020 and March 28, 2020 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of June 27, 2020 and March 28, 2020. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 27, 2020
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,177,452	$2,177,394
Due after one year through five years	3,714	3,755
Due after five years through ten years	17,149	17,834
Due after ten years	131,567	132,617
	$2,329,882	$2,331,600

As of June 27, 2020, $154.2 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Proceeds from sale of available-for-sale securities	$37,657	$156,094
Gross realized gains on sale of available-for-sale securities	$360	$604
Gross realized losses on sale of available-for-sale securities	—	(39)
Net realized gains on sale of available-for-sale securities	$360	$565
Amortization of premiums (discounts) on available-for-sale securities	$(91)	$711

The cost of securities matured or sold is based on the specific identification method.

Note 6.Derivative Financial Instruments

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

In March and May 2020, the Company entered into interest rate swap contracts with an independent financial institution in an effort to reduce the risk of changes in the underlying benchmark interest rate. During the first quarter of fiscal 2021, the Company unwound the interest rate swap contracts and recognized an immaterial loss. The loss is being amortized as an additional increase to interest expense over the remaining life of the 2030 Notes. There was no ineffectiveness during all periods presented.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Stock-based compensation included in:
Cost of revenues	$2,721	$2,613
Research and development	30,369	24,874
Selling, general and administrative	17,293	15,266
	$50,383	$42,753

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of June 27, 2020, 15.3 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2019	7,331	$59.54
Granted	2,756	$109.53
Vested	(2,820)	$55.24
Cancelled	(487)	$75.09
March 28, 2020	6,780	$80.53
Granted	127	$84.34
Vested	(144)	$78.09
Cancelled	(378)	$80.16
June 27, 2020	6,385	$80.22

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2021 was $84.34 ($98.73 for the first quarter of fiscal 2020), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	June 27, 2020	June 29, 2019
Risk-free interest rate	0.3%	2.1%
Dividend yield	1.7%	1.2%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first three months of fiscal 2021 and 2020, the Company withheld $3.2 million and $4.1 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations. The amounts of excess tax benefits, primarily from RSU vesting, were immaterial for all periods presented.

Employee Stock Purchase Plan

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model. Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Therefore, no shares were issued during the first quarter of fiscal 2021 or 2020. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2021. As of June 27, 2020, 12.6 million shares were available for future issuance under the Company's ESPP.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	June 27, 2020	June 29, 2019
Net income available to common stockholders	$93,836	$241,459
Weighted average common shares outstanding-basic	243,180	253,268
Dilutive effect of employee equity incentive plans	2,363	4,660
Weighted average common shares outstanding-diluted	245,543	257,928
Basic net income per common share	$0.39	$0.95
Diluted net income per common share	$0.38	$0.94

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the first quarter of fiscal 2021 and 2020, respectively, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	June 27, 2020	March 28, 2020
Raw materials	$33,968	$35,562
Work-in-process	188,322	204,501
Finished goods	69,923	64,277
	$292,213	$304,340

Note 10. Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15. The effective interest rate of the 2021 Notes is 3.115%. The coupon interest rate of the 2021 Notes is 3.000%.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of June 27, 2020, the remaining term of the 2021 Notes is 0.7 years.

The following table summarizes the carrying value of the 2021 Notes as of June 27, 2020 and March 28, 2020:

(In thousands)	June 27, 2020	March 28, 2020
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(376)	(517)
Unamortized debt issuance costs associated with 2021 Notes	(163)	(223)
Carrying value of the 2021 Notes	$499,461	$499,260

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Contractual coupon interest	$3,750	$3,750
Amortization of debt issuance costs	61	61
Amortization of debt discount, net	141	135
Total interest expense related to the 2021 Notes	$3,952	$3,946

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of June 27, 2020, the remaining term of the 2024 Notes is approximately 4.0 years.

The following table summarizes the carrying value of the 2024 Notes as of June 27, 2020 and March 28, 2020:

(In thousands)	June 27, 2020	March 28, 2020
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(496)	(525)
Unamortized debt issuance costs associated with 2024 Notes	(2,223)	(2,365)
Carrying Value of the 2024 Notes	$747,281	$747,110

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Contractual coupon interest	$5,444	$6,542
Amortization of debt issuance costs	142	142
Amortization of debt discount, net	29	29
Total interest expense related to the 2024 Notes	$5,615	$6,713

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of June 27, 2020, the remaining term of the 2030 Notes is approximately 10.0 years.

The following table summarizes the carrying value of the 2030 Notes as of June 27, 2020:

(In thousands)	June 27, 2020
Principal amount of the 2030 Notes	$750,000
Unamortized discount of the 2030 Notes	(200)
Unamortized debt issuance costs associated with 2030 Notes	(5,329)
Carrying Value of the 2030 Notes	$744,471

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

Three Months Ended
(In thousands)	June 27, 2020
Contractual coupon interest	$2,042
Amortization of debt issuance costs	45
Amortization of debt discount, net	2
Total interest expense related to the 2030 Notes	$2,089

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of June 27, 2020, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

Note 11. Common Stock Repurchase Program

The Board of Directors (Board) has approved stock repurchase programs enabling the Company to repurchase its common stock and debentures in the open market or through negotiated transactions with independent financial institutions. On October 22, 2019, the Board authorized another program (2019 Repurchase Program) to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date.

Through June 27, 2020, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of June 27, 2020 and March 28, 2020.

During the first quarter of fiscal 2021, the Company repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million.

During the first quarter of fiscal 2020, the Company repurchased 1.4 million shares of common stock in the open market for a total of $145.0 million. Additionally, the Company repurchased 1.6 million shares for a total of $179.5 million by entering into a stock repurchase agreement with an independent financial institution.

Note 12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Interest income	$4,954	$17,989
Interest expense	(11,656)	(10,659)
Other income (expense), net	(5,451)	4,282
Total interest and other income (expense), net	$(12,153)	$11,612

Note 13. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	June 27, 2020	March 28, 2020
Accumulated unrealized gains on available-for-sale securities, net of tax	$1,410	$1,319
Accumulated unrealized losses on hedging transactions, net of tax	(1,354)	(10,170)
Accumulated cumulative translation adjustment, net of tax	(14,293)	(11,426)
Total accumulated other comprehensive loss	$(14,237)	$(20,277)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14. Income Taxes

The Company recorded a tax provision of $69.5 million for the first quarter of fiscal 2021 as compared to $21.1 million in the same prior year period, representing effective tax rates of 43% and 8%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by the U.S. tax on global intangible low-taxed income (GILTI) and the recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany research and development (R&D) cost sharing arrangement. The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first quarter of fiscal 2020 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by tax on GILTI.

On June 22, 2020, the United States Supreme Court denied certiorari in the case of Altera Corp. v. Commissioner (“Altera”). The company is not a party to the proceedings but is subject to the findings of the case. The Altera tax case concerns related party R&D cost sharing arrangements and whether stock-based compensation should be included in the pool of costs to be shared. With the Supreme Court’s decision not to hear the Altera case, the decision of the 9th Circuit (which applies to taxpayers such as Xilinx) that stock-based compensation is to be included in the pool of costs to be shared remains in place. During the fiscal quarter ended June 27, 2020, the Company recorded a one-time charge of $56.8 million for prior year taxes and interest representing the cumulative adverse impact for fiscal 2017 through fiscal 2020. Despite the decision in the Altera case, the Company has concluded the related law remains unsettled and will continue to monitor developments and the potential effect on its consolidated financial statements and tax filings.

The Company’s total gross unrecognized tax benefits as of June 27, 2020, determined in accordance with authoritative guidance for measuring uncertain tax positions, increased by $59.1 million in the first quarter of fiscal 2021 to $148.0 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $105.6 million as of June 27, 2020. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $3.7 million as of June 27, 2020 and not material for the prior period presented. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2014 as well as fiscal 2016, for U.S. state income tax purposes for years through fiscal 2010, and for Ireland income tax purposes for years through fiscal 2015.

Note 15. Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of June 27, 2020:

Fiscal	(In thousands)
2021 (remaining nine months)	$9,971
2022	11,979
2023	7,342
2024	6,292
2025	6,058
Thereafter	28,038
Total lease payments	$69,680
Less: Imputed interest	$(14,147)
Total lease liabilities	$55,533

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	June 27, 2020	March 28, 2020
Other assets	$53,259	$57,819
Other accrued liabilities	11,001	11,109
Other long-term liabilities	44,532	48,964

The components of lease costs were as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Operating lease cost	$3,701	$4,272
Lease income	(922)	(796)
Total lease cost	$2,779	$3,476

Other information related to leases were as follows:

($ in thousands)	June 27, 2020
Cash paid for operating leases included in operating cash flows	$3,384

June 27, 2020
Weighted-average remaining lease term - operating leases (in years)	7.2
Weighted-average remaining discount rate - operating leases	5.6%

Other commitments as of June 27, 2020 totaled $133.8 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of June 27, 2020, the Company had $39.3 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through January 2025.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2021 and the end of fiscal 2020, the accrual balances of the product warranty liability were immaterial.

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

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225). The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction. The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. The Company filed amended counterclaims on April 3, 2020. The Company filed a motion to strike ADI's affirmative defense of inequitable conduct on May 8, 2020. This motion is still pending. The parties’ claims are set for back-to-back trials beginning March 14, 2022 for ADI’s claims and March 28, 2022 for the Company’s claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On April 30, 2020, a patent infringement lawsuit was filed by FG SRC LLC (SRC) against the Company in the U.S. District Court in Delaware (FG SRC LLC v. Xilinx, Inc., Case No. 1:20-cv-00601). The lawsuit pertains to two patents and SRC seeks unspecified damages, interest, and an on-going royalty. The Company filed its answer to the complaint on June 29, 2020. On July 20, 2020, SRC filed an amended complaint. The response date for the Amended Complaint is August 3, 2020. No schedule has been set in the case. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s motions for summary judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a notice of appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an order to show cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the order to show cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019. On July 22, 2019, the Trustee filed his notice of appeal and filed his opening appellate brief on September 17, 2019. On October 30, 2019, Xilinx filed its appellee brief. On November 20, 2019, the Trustee filed his reply brief. On April 7, 2020, the Sixth Circuit affirmed the District Court’s judgment which granted both of Xilinx’s motions for summary judgment, disposing of all claims asserted against Xilinx. On April 14, 2020, the Trustee filed a motion to extend the time for filing a petition for rehearing, and the Sixth Circuit granted the motion extending the due date until May 14, 2020. On May 14, 2020, the Trustee filed a petition for a rehearing.

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

Note 18. Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of June 27, 2020 and March 28, 2020 was as follows:

			Weighted-Average
(In thousands)	June 27, 2020	March 28, 2020	Amortization Life
Goodwill	$619,196	$619,196
Core technology, gross	209,131	209,131
Less accumulated amortization	(111,703)	(105,007)
Core technology, net	97,428	104,124	3.9 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(59,394)	(56,531)
Other intangibles, net	36,365	39,228	3.9 years

In-process research and development	56,992	56,992

Total acquisition-related intangibles, gross	361,882	361,882
Less accumulated amortization	(171,097)	(161,538)
Total acquisition-related intangibles, net	$190,785	$200,344

Based on the carrying value of acquisition-related intangibles recorded as of June 27, 2020, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2021 (remaining nine months)	$28,653
2022	35,401
2023	33,693
2024	29,443
2025	6,603
Total	$133,793
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

Note 19. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
North America	$186,293	$198,831
Asia Pacific	393,033	431,181
Europe	92,751	153,288
Japan	54,596	66,332
Total net revenues	$726,673	$849,632

Geographic revenue information for the first quarter of fiscal 2021 and 2020 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.
The Company's end market revenue data is derived from the understanding of end customers’ primary markets, which is based on reports provided by distributors and the Company's internal records. The Company classifies end markets into businesses with similar market drivers: Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); Automotive, Broadcast & Consumer; Wired & Wireless; and Data Center. Additionally, revenue recognized from shipments to distributors but not yet subsequently sold to the end markets is classified as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period.

	Three Months Ended
(% of total net revenues)	June 27, 2020	June 29, 2019
AIT	45%	39%
Automotive, Broadcast and Consumer	12	15
Wired and Wireless	32	41
Data Center	12	5
Channel Revenue	(1)	—
Total net revenues	100%	100%

Note 20. Subsequent Events

On July 28, 2020, the Board declared a cash dividend of $0.38 per common share for the second quarter of fiscal 2021. The dividend is payable on September 3, 2020 to stockholders of record on August 13, 2020.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since it was declared a pandemic by the World Health Organization in March 2020. The governmental authorities throughout the U.S. and the world have continued to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While COVID-19 did not have a significant impact on our financial results in the first quarter of fiscal 2021, it is difficult to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2021.

As we continue to experience uncertainties and disruptions caused by COVID-19, it remains uncertain when we would eventually resume some degree of normalcy. Therefore, our business may in future be adversely impacted as a result of the pandemic’s global economic impact. We will continue to closely monitor the pandemic's associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions, as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis.

We currently expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements in the foreseeable future.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and accounting for business combinations, which impacts the valuation of tangible and intangible assets recognized and liabilities assumed. For additional discussion, please refer to the information under the caption "Critical Accounting Policies and Estimates" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 28, 2020 filed with the SEC, and to "Note 2. Recent Accounting Changes and Accounting Pronouncements" to our condensed consolidated financial statements, included in Part I. "Financial Information." We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have considered the potential impact of the COVID-19 pandemic on the business operations, recognizing that there is substantial uncertainty in the nature and degree of COVID-19’s continued effects over time. While we are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of June 27, 2020, these estimates may change as additional events occur and information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Results of Operations: first quarter of fiscal 2021 compared to the first quarter of fiscal 2020

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenues	100.0%	100.0%
Cost of revenues:
Cost of products sold	31.1	33.4
Amortization of acquisition-related intangibles	0.9	0.4
Total cost of revenues	32.0	33.8
Gross margin	68.0	66.2
Operating expenses:
Research and development	28.9	24.0
Selling, general and administrative	14.5	12.7
Amortization of acquisition-related intangibles	0.4	—
Total operating expenses	43.8	36.7
Operating income	24.2	29.5
Interest and other income (expense), net	(1.7)	1.4
Income before income taxes	22.5	30.9
Provision for income taxes	9.6	2.5
Net income	12.9%	28.4%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•Advanced Products include our most recent product offerings and consist of the UltraScale+, UltraScale and 7-series product families and our Alveo boards products.

•Core Products consist of all other product families.

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

Except for Avnet, no other distributor or end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2021 or 2020.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2021 and 2020 were as follows:

	Three Months Ended
(In millions)	June 27, 2020	% of Total	% Change	June 29, 2019	% of Total
Advanced Products	$495.6	68	(16)	$586.8	69
Core Products	231.1	32	(12)	262.8	31
Total net revenues	$726.7	100	(14)	$849.6	100

Net revenues from Advanced Products decreased in the first three months of fiscal 2021 compared to the comparable prior year period. The decrease was a result of lower sales from our 16nm product, and to a lesser extent, from our 20nm and 28nm product families.

Net revenues from Core Products decreased in the first three months of fiscal 2021 from the comparable prior year period. The decrease was largely due to lower sales from our Spartan-6 and Virtex-6 product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2019, we classify our end markets into businesses with similar market drivers: (i) Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); (ii) Automotive, Broadcast & Consumer; (iii) Wired & Wireless; and (iv) Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for the first quarter of fiscal 2021 and 2020 were as follows:

	Three Months Ended
(% of total net revenues)	June 27, 2020	% Change in Dollars	June 29, 2019
AIT	45%	(2)	39%
Automotive, Broadcast and Consumer	12	(29)	15
Wired and Wireless	32	(33)	41
Data Center	12	104	5
Channel Revenue	(1)	nm*	—
Total net revenues	100%	(14)	100%
*not meaningful

Net revenues from AIT decreased, in terms of absolute dollar, in the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Aerospace & Defense and Test, Measurement & Emulation businesses.

Net revenues from Automotive, Broadcast and Consumer decreased, in terms of absolute dollar, in the first three months of fiscal 2021 from the comparable prior year period. The decrease was due to lower sales from all sub-markets, in particular Automotive business. In addition, the ongoing COVID-19 pandemic and related challenges and uncertainties may also adversely affect our net revenue from Automotive business.

Net revenues from Wired and Wireless decreased in the first three months of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Wireless business with an industry slowdown in the ramp of 5G, and to a lesser extent lower sales from Wired business.

Net revenues from Data Center increased in the first quarter of fiscal 2021 from the comparable prior year period. The increase was driven primarily by higher sales from Networking applications, and to a lesser extent higher sales from Compute applications.

Channel Revenue was slightly negative in the first three months of fiscal 2021 as shipments to distributors were lower than what the distributors subsequently shipped to the end customers in the period. While we strive to improve the stability of distributor inventory balances, Channel Revenue could fluctuate in the future driven by external factors such as the distributors' own inventory management and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2021 and 2020 were as follows:

	Three Months Ended
(In millions)	June 27, 2020	% of Total	% Change	June 29, 2019	% of Total
North America	$186.3	26	(6)	$198.8	23
Asia Pacific	393.0	54	(9)	431.2	51
Europe	92.8	13	(39)	153.3	18
Japan	54.6	7	(18)	66.3	8
Total net revenues	$726.7	100	(14)	$849.6	100

Net revenues in North America decreased in the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Test, Measurement & Emulation and Wired businesses.

Net revenues in Asia Pacific decreased in the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Wireless business with an industry slowdown in the ramp of 5G wireless networks.

Net revenues in Europe decreased in the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Automotive, Wireless and Test, Measurement & Emulation businesses.

Net revenues in Japan decreased in the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to lower sales from Automotive, Test, Measurement & Emulation and Industrial businesses.

Gross Margin

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Gross margin	$493.9	(12)%	$562.9
Percentage of net revenues	68.0%		66.2%

Gross margin was higher by 1.8 percentage points in the first quarter of fiscal 2021 from the comparable prior year period. The change was driven primarily by favorable changes in the end market mix, as the percentage of revenue derived from Wireless and Automotive businesses, which has relatively lower gross margin, has decreased significantly. Higher gross margin was also partially offset by increased amortization of acquisition-related intangibles.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in wireless business driven by the global deployment ramp of 5G wireless networks would negatively impact gross margin in the future.

Price erosion is common in the semiconductor industry, due to advances in product architecture and greater integration of functions that historically has been driven by process technology but increasingly will depend on other means of integration like advanced packaging. In order to compete effectively, we strive to strike a balance between manufacturing cost and price structure to maintain acceptable margins. We historically have been able to offset much of such revenue decline in our mature products with increased revenue from newer products.

Research and Development

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Research and development	$210.1	3%	$204.1
Percentage of net revenues	29%		24%

Research and development spending increased by $6.0 million, or 3%, for the first quarter of fiscal 2021 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation), partially offset by lower mask and wafer spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Selling, general and administrative	$105.4	(2)%	$107.4
Percentage of net revenues	15%		13%

Selling, general and administrative expenses decreased by $2.0 million for the first quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily attributable to corporate spending efficiencies, partially offset by higher employee compensation (including stock-based compensation) due primarily to increased headcount.

Stock-Based Compensation

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Stock-based compensation included in:
Cost of revenues	$2.7	4%	$2.6
Research and development	30.4	22%	24.9
Selling, general and administrative	17.3	13%	15.3
	$50.4	18%	$42.8

The 18% increase in stock-based compensation expense for the first quarter of fiscal 2021 as compared to the prior year period was primarily related to higher expenses associated with RSUs to remain competitive in compensation, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Interest and other income (expense), net	$(12.2)	(205)%	$11.6
Percentage of net revenues	(2)%		1%

Our interest and other income (expense) was a net expense of $12.2 million in the first quarter of fiscal 2021, as compared to a net income of $11.6 million in the same prior year period. The net decrease was due primarily to gain on the sale of an investment during the first quarter of fiscal 2020 and lower interest income from the investment portfolio in the first quarter of fiscal 2021.

Provision for Income Taxes

	Three Months Ended
(In millions)	June 27, 2020	Change	June 29, 2019
Provision for income taxes	$69.5	230%	$21.1
Percentage of net revenues	10%		3%
Effective tax rate	43%		8%

The increase in the effective tax rate in the first quarter of fiscal 2021 as compared to the same prior year period was primarily due to recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of 43% in the first quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by tax on GILTI and the recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of 8% in the first quarter of fiscal 2020 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by tax on GILTI.

On June 22, 2020, the United States Supreme Court denied certiorari in the Altera tax case. Xilinx is not a party to the proceedings but is subject to the findings of the case. The Altera tax case concerns related party R&D cost sharing arrangements and whether stock-based compensation should be included in the pool of costs to be shared. With the Supreme Court’s decision not to hear the Altera case, the decision of the 9th Circuit (which applies to taxpayers such as Xilinx) that stock-based compensation is to be included in the pool of costs to be shared remains in place. During the fiscal quarter ended June 27, 2020, we recorded a one-time charge of $56.8 million for prior year taxes and interest representing the cumulative adverse impact for fiscal 2017 through fiscal 2020. Despite the decision in the Altera case, we have concluded the related law remains unsettled and we will continue to monitor developments and the potential effect on our consolidated financial statements and tax filings.

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

As of June 27, 2020, we had cash, cash equivalents and short-term investments of $3.00 billion and working capital of $2.62 billion. As of March 28, 2020, cash, cash equivalents and short-term investments were $2.27 billion and working capital was $1.82 billion.

As of June 27, 2020, we had $1.13 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $1.13 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first quarter of fiscal 2021, our operations generated net positive cash flow of $245.5 million, which was $52.7 million lower than the $298.2 million generated during the first quarter of fiscal 2020. The positive cash flow from operations generated during the first quarter of fiscal 2021 was primarily from net income as adjusted for non-cash related items, a decrease in inventories and increases in accrued liabilities and income tax payable. These items were partially offset by increases in accounts receivables and other assets. Accounts receivable increased by $32.2 million and days sales outstanding increased to 38 days at June 27, 2020 from 31 days at March 28, 2020. We had no collectability issues and our accounts receivable remained current as of June 27, 2020. Our inventory levels as of June 27, 2020 were $12.1 million lower at $292.2 million compared to $304.3 million at March 28, 2020, but the inventory days increased to 114 days at June 27, 2020 from 106 days at March 28, 2020.

Investing Activities —Net cash used in investing activities was $1.38 billion during the first quarter of fiscal 2021, as compared to $295.3 million provided by the first quarter of fiscal 2020. Net cash used in investing activities during the first quarter of fiscal 2021 consisted primarily of $1.36 billion purchases of available-for-sale securities net of proceeds from sale and maturity of available-for-sale securities and $15.5 million for purchases of property, plant and equipment.

Financing Activities —Net cash provided by financing activities was $585.1 million in the first quarter of fiscal 2021, as compared to $548.0 million of net cash used in the first quarter of fiscal 2020. Net cash provided by financing activities during the first quarter of fiscal 2021 consisted primarily of $744.4 million proceeds from issuance of the 2030 Notes, which was partially offset by $53.7 million of cash payment to repurchase shares of common stock, $92.4 million of dividend payment to stockholders, $10.0 million payment related to other financing activities and $3.2 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of June 27, 2020 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of June 27, 2020, we had $133.8 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of June 27, 2020, we had $39.3 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through January 2025.

As of June 27, 2020, we had $504.4 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $504.4 million, $406.7 million was the estimated remaining long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in six annual installments. The residual balance of $97.7 million in the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of June 27, 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first quarter of fiscal 2021, we repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million. During the first quarter of fiscal 2020, we repurchased 1.4 million shares of common stock for a total of $145.0 million. Additionally, we repurchased 1.6 million shares for a total of $179.5 million by entering into a stock repurchase agreement with an independent financial institution.

During the first quarter of fiscal 2021, we paid $92.4 million in cash dividends to stockholders, representing $0.38 per common share. During the first quarter of fiscal 2020, we paid $94.0 million in cash dividends to stockholders, representing $0.37 per common share. On July 28, 2020, our Board of Directors declared a cash dividend of $0.38 per common share for the second quarter of fiscal 2021. The dividend is payable on September 3, 2020 to stockholders of record on August 13, 2020. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments. During the first quarter of fiscal 2021, we issued $750 million debt, which further strengthens our liquidity and capital resources.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, certain risks and other factors, including those discussed in Item 1A included in Part II. "Risk Factors" and below, could affect our cash positions adversely.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.33 billion as of June 27, 2020. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 27, 2020 would have affected the fair value of our investment portfolio by less than $10.0 million.

Credit Market Risk

The global credit markets may experience adverse conditions that negatively impact the values of various types of investment and non-investment grade securities. The global credit and capital markets may experience significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability. Therefore, there is a risk that we may incur impairment charges for certain types of investments should credit market conditions deteriorate. See "Note 5. Financial Instruments" to our condensed consolidated financial statements, included in Part 1. "Financial Information."

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of June 27, 2020 and March 28, 2020, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	June 27, 2020	March 28, 2020
Singapore Dollar	$27.9	$28.9
Euro	28.6	33.5
Indian Rupee	93.6	76.0
British Pound	20.3	20.2
Japanese Yen	1.3	2.4
Chinese Yuan	31.4	26.3
	$203.1	$187.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2022. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at June 27, 2020 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $15.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at June 27, 2020 would have affected the value of foreign-currency-denominated cash and investments by less than $15.0 million.

Item 4.Controls and Procedures

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that virtually all of our employees have been working remotely due to the COVID-19 pandemic since March 2020. We are continually monitoring and assessing the pandemic's development to minimize its impact on the effectiveness of our internal controls.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

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

The ongoing COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has led to severe disruptions in the market and the global and U.S. economies that may continue for a prolonged duration. In response, various governmental bodies and private enterprises have implemented and continue to impose numerous measures to limit the spread of the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and factory and office shutdowns. These measures and other public and private responses to the pandemic have impacted, and may further impact, our workforce and operations, and those of our customers, partners, vendors and suppliers.

The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the U.S., Singapore, South Korea, and Taiwan. Each of these countries has been affected by the pandemic and has taken measures to limit the spread, and there is considerable uncertainty regarding the impact and duration of such measures and potential future measures. Restrictions on our access to our manufacturing facilities or on our support operations or workforce, similar limitations for our vendors and suppliers, and disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand.

Due to the spread of COVID-19, we have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, events and conferences pursuant to applicable government guidelines and mandates. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of product components, the final assembly of our products, and the distribution and sale of our products.

The COVID-19 pandemic and the efforts to control it have slowed economic activity and may trigger a recession or a prolonged period of economic slowdown. Customer demand may be reduced to the extent customers experience shortages of other necessary materials and are forced to slow production of their end products (with a corresponding decline in the rate at which they purchase materials from us), or to the extent our customers experience reduced consumer demand for their end-products as consumers curtail purchases.

The full extent and nature of the impact of the COVID-19 pandemic and related containment measures on our business and financial performance are highly uncertain, as the situation continues to evolve. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Quarterly Report on Form 10-Q.

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

Our success depends in large part on our ability to develop and introduce new products that address customer requirements and compete effectively on the basis of price, density, functionality, power consumption and performance. Consolidation in our industry may increasingly result in our competitors having greater resources, or other synergies, that provide them with a competitive advantage in those regards. The success of new product introductions is dependent upon several factors, including:

•timely completion of new product designs;
•ability to generate new design opportunities and design wins;
•availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;
•ability to utilize advanced manufacturing process technologies on circuit geometries of 28nm and smaller;
•achieving acceptable yields;
•ability to obtain adequate production capacity from our wafer foundries and assembly and test subcontractors;
•ability to obtain advanced packaging;
•availability and completeness of supporting software design tools;
•utilization of predefined IP logic;
•customer acceptance of advanced features in our new products;
•ability of our customers to complete their product designs and bring them to market; and
•market acceptance of our customers' products.

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war, which, if it were to escalate, could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong will now be treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes, such as modifications to the de minimis rule set forth in the EAR, that could impact our business. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

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

Our products now compete in several areas of the semiconductor industry, an industry that is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continual price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microchip Corporation, and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. We believe that important competitive factors in the logic IC industry include:

•product pricing;
•time-to-market;
•product performance, reliability, quality, power consumption and density;
•field upgradeability;
•adaptability of products to specific applications;
•ease of use and functionality of software design tools;
•availability and functionality of predefined IP logic;
•completeness of applicable software solutions;

•adherence to industry-standard programming environments;
•inventory and supply chain management;
•access to leading-edge process technology and assembly capacity;
•ability to provide timely customer service and support; and
•access to advanced packaging technology.

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

Other competitors include manufacturers of:

•high-density programmable logic products characterized by FPGA-type architectures;
•high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
•ASICs and ASSPs with incremental amounts of embedded programmable logic;
•high-speed, low-density complex programmable logic devices;
•high-performance digital signal processing devices;
•products with embedded processors;
•products with embedded multi-gigabit transceivers;
•discrete general-purpose Graphics Processing Units (GPUs) targeting data center and automotive applications; and
•other new or emerging programmable logic products.

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

Avnet's revenue accounted for 44% of our worldwide net revenues in the first quarter of fiscal 2021 and as of June 27, 2020, Avnet accounted for 29% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

Therefore, there is a risk that we may incur impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or decline in fair values of our debt securities. Furthermore, we may suffer losses in principal on our investments if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

Security breaches, including cyber-attacks, phishing attacks or attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. We depend on the uninterrupted operation of our IT systems to manage our operations, store and retrieve business and financial data and facilitate internal communications and communications with customers, subcontractors, suppliers and distribution partners. We experience security incidents of varying degrees on an ongoing basis. We take steps to detect and investigate any security incidents and prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. Because the techniques used to obtain unauthorized access to or sabotage networks and systems change frequently, we may be unable to anticipate these techniques or to implement adequate protections. These security incidents may involve unauthorized access, misuse or disclosure of intellectual property or confidential or proprietary information regarding our business or that of our customers or business partners. We also may be subject to unauthorized access to our IT systems through a security breach or cyber-attack. In the past, there have been attempts by third parties to penetrate and/or infect our network and systems with malicious software in an effort to gain access to our network and systems. Recently, several large organizations have been infected by “ransomware,” through which an attacker gains access to the organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid by a specified deadline. Third parties may continue to attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our network and systems. The IT systems of our remote internet-connected third party server providers (sometimes called the "cloud"), customers, suppliers, and distribution partners and the links between our IT systems and our customers are subject to the same risks as those of our IT systems. The costs to us to prevent, detect or alleviate cyber- or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful. In addition, as a result of the COVID-19 pandemic, most of our employees have been working remotely, which may pose additional IT security risks. In the event of a security breach, our business and reputation could be harmed and we could be subject to legal and regulatory claims which could negatively impact our financial condition and results of operations.

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

We have acquired technology companies whose products complement our products. We also have made a number of strategic investments in other technology companies. We may make similar acquisitions and strategic investments in the future, which present risks, including:

•our ongoing business may be disrupted and our management's attention may be diverted by investment, acquisition, transition or integration activities;

•an acquisition or strategic investment may not further our business strategy as we expected, and we may not integrate an acquired company or technology as successfully as we expected;
•our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;
•we may have difficulty incorporating acquired technologies or products with our existing product lines;
•we may have higher than anticipated costs in continuing support and development of acquired products, and in general and administrative functions that support such products;
•our strategic investments may not perform as expected, and we may be required to recognize a loss on any or all of our strategic investments; and
•we may experience unexpected changes in how we are required to account for our acquisitions and strategic investments pursuant to U.S. GAAP.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 17. Contingencies" to our consolidated financial statements, included in Item 1. "Financial Statements" of this Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

As of June 27, 2020 we had 2.00 billion authorized common shares, of which 243.2 million shares were outstanding. In addition, 34.3 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of June 27, 2020 was $2.00 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes), $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the debentures and our other indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The agreements governing our debt obligations contain covenants that may adversely affect our ability to operate our business.

The indentures governing the 2021 Notes, 2024 Notes and 2030 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

•create certain liens on principal property or the capital stock of certain subsidiaries;
•enter into certain sale and leaseback transactions with respect to principal property; and
•consolidate or merge with, or convey, transfer or lease all or substantially all our assets, taken as a whole, to another person.

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

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

On October 22, 2019, the Board authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date. Through June 27, 2020, we have used $716.3 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future purchases.

The following table summarizes our repurchase of shares of our common stock during the first quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
(In thousands, except per share amounts)
Period
March 29, 2020 to May 2, 2020	685	$78.38	685	$283,730
May 3, 2020 to May 30, 2020	—	$—	—	$283,730
May 31, 2020 to June 27, 2020	—	$—	—	$283,730
Total for the Quarter	685		685

Item 6.Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1		Indenture, dated as of May 19, 2020, by and between Xilinx, Inc. and U.S. Bank National Association	8-K	000-18548	4.1	5/19/2020

4.2		First Supplemental Indenture, dated as of May 19, 2020, by and between Xilinx, Inc. and U.S. Bank National Association	8-K	000-18548	4.2	5/19/2020

10.1	*	Performance-Based Restricted Stock Unit Issuance Agreement					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 31, 2020	/s/ Brice Hill
Brice Hill
Executive Vice President and Chief Financial Officer (as principal financial officer and on behalf of Registrant)

/s/ Sumeet Gagneja
Sumeet Gagneja
Chief Accounting Officer (as principal accounting officer)