Form 10-Q
period 2020-09-26
XILINX INC
filed 2020-10-22
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 9, 2020
Common Stock, $0.01 par value	245,059,000

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

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$766,535	$833,366	$1,493,208	$1,682,998
Cost of revenues:
Cost of products sold	218,120	287,372	444,223	570,872
Amortization of acquisition-related intangibles	6,696	5,734	13,393	9,003
Total cost of revenues	224,816	293,106	457,616	579,875
Gross margin	541,719	540,260	1,035,592	1,103,123
Operating expenses:
Research and development	219,647	222,979	429,760	427,079
Selling, general and administrative	113,793	111,596	219,176	219,021
Amortization of acquisition-related intangibles	2,862	2,169	5,724	2,569
Total operating expenses	336,302	336,744	654,660	648,669
Operating income	205,417	203,516	380,932	454,454
Interest and other income (expense), net	(10,771)	12,329	(22,924)	23,941
Income before income taxes	194,646	215,845	358,008	478,395
Provision (benefit) for income taxes	830	(11,148)	70,356	9,943
Net income	$193,816	$226,993	$287,652	$468,452
Net income per common share:
Basic	$0.79	$0.90	$1.18	$1.85
Diluted	$0.79	$0.89	$1.17	$1.83
Cash dividends per common share	$0.38	$0.37	$0.76	$0.74
Shares used in per share calculations:
Basic	244,837	252,399	243,602	252,728
Diluted	246,763	255,269	245,847	256,509

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$193,816	$226,993	$287,652	$468,452
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(100)	1,961	267	11,716
Reclassification adjustment for (gains) losses on available-for-sale securities	132	(366)	(145)	(799)
Change in unrealized gains (losses) on hedging transactions	2,420	(4,442)	9,549	(4,013)
Reclassification adjustment for (gains) losses on hedging transactions	(1,337)	1,329	350	2,151
Cumulative translation adjustment, net	4,834	(2,146)	1,968	(2,781)
Other comprehensive income (loss)	5,949	(3,664)	11,989	6,274
Total comprehensive income	$199,765	$223,329	$299,641	$474,726

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	September 26, 2020	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,170,776	$1,777,703
Short-term investments	1,925,160	489,513
Accounts receivable, net	362,497	273,028
Inventories	282,048	304,340
Prepaid expenses and other current assets	73,034	64,557
Total current assets	3,813,515	2,909,141
Property, plant and equipment, at cost	999,411	989,315
Accumulated depreciation and amortization	(641,931)	(616,741)
Net property, plant and equipment	357,480	372,574
Goodwill	619,413	619,196
Acquisition-related intangibles, net	181,227	200,344
Other assets	604,296	592,079
Total Assets	$5,575,931	$4,693,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,021	$102,131
Accrued payroll and related liabilities	312,356	231,439
Income taxes payable	38,386	36,217
Other accrued liabilities	134,146	216,634
Current portion of long-term debt	499,662	499,260
Total current liabilities	1,090,571	1,085,681
Long-term debt	1,492,066	747,110
Long-term income taxes payable	470,400	447,383
Other long-term liabilities	70,057	98,111
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	2,450	2,438
Additional paid-in capital	1,221,254	1,145,083
Retained earnings	1,237,421	1,187,805
Accumulated other comprehensive loss	(8,288)	(20,277)
Total stockholders’ equity	2,452,837	2,315,049
Total Liabilities and Stockholders’ Equity	$5,575,931	$4,693,334

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$287,652	$468,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	61,998	42,551
Amortization - others	30,375	22,050
Stock-based compensation	108,822	92,575
Deferred income taxes	(10,028)	11,342
Others	3,462	(19,580)
Changes in assets and liabilities:
Accounts receivable, net	(89,468)	5,523
Inventories	22,292	(14,675)
Prepaid expenses and other current assets	(995)	(1,860)
Other assets	(21,530)	(12,539)
Accounts payable	(3,035)	(19,786)
Accrued liabilities	81,781	21
Income taxes payable	21,728	(52,164)
Net cash provided by operating activities	493,054	521,910
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,743,360)	(671,515)
Proceeds from sale and maturity of available-for-sale and equity securities	1,231,731	1,458,286
Purchases of property, plant and equipment and software	(30,792)	(62,842)
Other investing activities	(12,198)	(5,453)
Acquisition of business, net of cash acquired	—	(454,613)
Net cash provided by (used in) investing activities	(1,554,619)	263,863
Cash flows from financing activities:
Repurchases of common stock	(53,682)	(477,245)
Taxes paid related to net share settlements of restricted stock units	(53,425)	(71,778)
Proceeds from issuance of common stock through various stock plans	20,114	19,802
Payment of dividends to stockholders	(185,519)	(187,445)
Proceeds from issuance of long-term debt, net	744,427	—
Other financing activities	(17,277)	(9,784)
Net cash provided by (used in) financing activities	454,638	(726,450)
Net increase (decrease) in cash and cash equivalents	(606,927)	59,323
Cash and cash equivalents at beginning of period	1,777,703	1,544,490
Cash and cash equivalents at end of period	$1,170,776	$1,603,813
Supplemental disclosure of cash flow information:
Interest paid	$21,289	$30,513
Income taxes paid, net	$59,145	$50,332

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended September 26, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 27, 2020	243,231	$2,432	$1,194,748	$1,136,710	$(14,237)	$2,319,653
Components of comprehensive income:
Net income	—	—	—	193,816	—	193,816
Other comprehensive income	—	—	—	—	5,949	5,949
Issuance of common shares under employee stock plans, net	1,828	18	(31,933)	—	—	(31,915)
Stock-based compensation expense	—	—	58,439	—	—	58,439
Cash dividends declared ($0.38 per common share)	—	—	—	(93,105)	—	(93,105)
Balance as of September 26, 2020	245,059	$2,450	$1,221,254	$1,237,421	$(8,288)	$2,452,837

Six Months Ended September 26, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049
Components of comprehensive income:
Net income	—	—	—	287,652	—	287,652
Other comprehensive income	—	—	—	—	11,989	11,989
Issuance of common shares under employee stock plans, net	1,934	19	(35,173)	—	—	(35,154)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	108,822	—	—	108,822
Cash dividends declared ($0.76 per common share)	—	—	—	(185,519)	—	(185,519)
Balance as of September 26, 2020	245,059	$2,450	$1,221,254	$1,237,421	$(8,288)	$2,452,837

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended September 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 29, 2019	251,020	$2,510	$880,305	$1,743,241	$(13,472)	$2,612,584
Components of comprehensive income:
Net income	—	—	—	226,993	—	226,993
Other comprehensive loss	—	—	—	—	(3,664)	(3,664)
Issuance of common shares under employee stock plans, net	1,921	20	(47,876)	—	—	(47,856)
Repurchase and retirement of common stock, including settlement of stock repurchase agreement	(1,475)	(15)	95,971	(144,446)	—	(48,490)
Stock-based compensation expense	—	—	49,822	—	—	49,822
Cash dividends declared ($0.37 per common share)	—	—	—	(93,484)	—	(93,484)
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905

Six Months Ended September 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	468,452	—	468,452
Other comprehensive income	—	—	—	—	6,274	6,274
Issuance of common shares under employee stock plans, net	2,018	20	(51,996)	—	—	(51,976)
Repurchase and retirement of common stock	(4,443)	(44)	(67,768)	(425,672)	—	(493,484)
Stock-based compensation expense	—	—	92,575	—	—	92,575
Cash dividends declared ($0.74 per common share)	—	—	—	(187,445)	—	(187,445)
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2021 and fiscal 2020 are 53-week and 52-week years ending on April 3, 2021 and March 28, 2020, respectively. The quarters ended September 26, 2020 and September 28, 2019 each consisted of 13 weeks.

Note 2.Recent Accounting Changes and Accounting Pronouncements
Recent Accounting Pronouncements Adopted

Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires a forward-looking expected credit loss model for financial assets, including accounts receivable and available for sale debt securities. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the impact of the adoption was not material to the Company's condensed consolidated financial statements.

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

Note 3.Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of September 26, 2020 and March 28, 2020, Avnet accounted for 25% and 31% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 41% and 43% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2021, respectively. Net revenues from Avnet accounted for 40% of the Company’s worldwide net revenues in both the second quarter and the first six months of fiscal 2020. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the second quarter and the first six months of fiscal 2021, approximately 52% and 57% of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers, respectively. For both the second quarter and the first six months of fiscal 2020 the percentages of the Company's net revenues from distributors were 49%.
No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2021. No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2020. However, one end customer accounted for 12% and 10% of the Company's worldwide net revenues for the second quarter and the first six months of fiscal 2020, respectively.

Xilinx is subject to concentrations of credit risk primarily in its trade accounts receivable and investments in debt securities to the extent of the amounts recorded on the condensed consolidated balance sheet. The Company attempts to mitigate the concentrations of credit risk in its trade receivables through its credit evaluation process, collection terms, distributor sales to diverse end customers and through geographical dispersion of sales. Xilinx generally does not require collateral for receivables from its end customers or distributors.

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

As of September 26, 2020, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the second quarter of fiscal 2021 and the Company did not adjust or override any fair value measurements as of September 26, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2020 and March 28, 2020:

	September 26, 2020
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$385,263	$—	$—	$385,263
Financial institution securities	—	80,834	—	80,834
Non-financial institution securities	—	269,884	—	269,884
U.S. government and agency securities	64,992	122,989	—	187,981
Foreign government and agency securities	—	110,237	—	110,237
Short-term investments:
Financial institution securities	—	325,000	—	325,000
Non-financial institution securities	—	402,103	—	402,103
U.S. government and agency securities	474,867	112,593	—	587,460
Foreign government and agency securities	—	489,624	—	489,624
Mortgage-backed securities	—	99,260	—	99,260
Asset-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	19,300	—	19,300
Marketable equity securities	1,538	—	—	1,538
Derivative financial instruments, net	—	2,416	—	2,416
Total assets measured at fair value	$926,660	$2,035,115	$—	$2,961,775

	March 28, 2020
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$656,038	$—	$—	$656,038
Financial institution securities	—	175,000	—	175,000
Non-financial institution securities	—	361,692	—	361,692
U.S. government and agency securities	150,999	62,274	—	213,273
Foreign government and agency securities	—	244,300	—	244,300
Short-term investments:
Financial institution securities	—	150,000	—	150,000
Non-financial institution securities	—	115,043	—	115,043
U.S. government and agency securities	1,000	2,000	—	3,000
Foreign government and agency securities	—	9,973	—	9,973
Mortgage-backed securities	—	158,804	—	158,804
Asset-backed securities	—	2,549	—	2,549
Commercial mortgage-backed securities	—	50,144	—	50,144
Total assets measured at fair value	$808,037	$1,331,779	$—	$2,139,816
Liabilities
Derivative financial instruments, net	$—	$12,381	$—	$12,381
Total liabilities measured at fair value	$—	$12,381	$—	$12,381
Net assets measured at fair value	$808,037	$1,319,398	$—	$2,127,435

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes), $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes, 2024 Notes and 2030 Notes as of September 26, 2020 were approximately $506.0 million, $804.0 million and $793.3 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 26, 2020, the Company had non-marketable securities in private companies of $107.4 million, which were classified as Level 3 assets. The Company’s investments in non-marketable equity securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	September 26, 2020				March 28, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$385,263	$—	$—	$385,263	$656,038	$—	$—	$656,038
Financial institution
securities	405,834	—	—	405,834	325,000	—	—	325,000
Non-financial institution
securities	671,987	—	—	671,987	476,735	—	—	476,735
U.S. government and
agency securities	775,394	51	(4)	775,441	216,178	95	—	216,273
Foreign government and
agency securities	599,862	—	(1)	599,861	254,283	7	(17)	254,273
Mortgage-backed securities	97,500	2,017	(257)	99,260	156,836	2,445	(477)	158,804
Asset-backed securities	857	18	—	875	2,533	18	(2)	2,549
Commercial mortgage-
backed securities	19,359	133	(192)	19,300	50,566	134	(556)	50,144
	$2,956,056	$2,219	$(454)	$2,957,821	$2,138,169	$2,699	$(1,052)	$2,139,816

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of September 26, 2020 and March 28, 2020.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of September 26, 2020 and March 28, 2020:

	September 26, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-financial institution securities	$19,993	$—	$—	$—	$19,993	$—
U.S. government and
agency securities	149,947	(4)	—	—	149,947	(4)
Foreign government and
agency securities	24,997	(1)	—	—	24,997	(1)
Mortgage-backed securities	9,134	(76)	12,474	(181)	21,608	(257)
Commercial mortgage-
backed securities	3,665	(59)	684	(133)	4,349	(192)
	$207,736	$(140)	$13,158	$(314)	$220,894	$(454)

	March 28, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$13,492	$(88)	$31,819	$(389)	$45,311	$(477)
Asset-backed securities	1,641	(2)	—	—	1,641	(2)
Foreign government and
agency securities	30,998	(17)	—	—	30,998	(17)
Commercial mortgage-
backed securities	30,593	(282)	2,589	(274)	33,182	(556)
	$76,724	$(389)	$34,408	$(663)	$111,132	$(1,052)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of September 26, 2020 and March 28, 2020 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of September 26, 2020 and March 28, 2020. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 26, 2020
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,454,654	$2,454,704
Due after one year through five years	2,752	2,792
Due after five years through ten years	15,182	15,872
Due after ten years	98,205	99,190
	$2,570,793	$2,572,558

As of September 26, 2020, $117.9 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Proceeds from sale of available-for-sale securities	$18,798	$143,529	$56,455	$299,623
Gross realized gains on sale of available-for-sale securities	$53	$607	$413	$1,212
Gross realized losses on sale of available-for-sale securities	(224)	(133)	(224)	(172)
Net realized gains (losses) on sale of available-for-sale securities	$(171)	$474	$189	$1,040
Amortization of premiums (discounts) on available-for-sale securities	$(25)	$1,636	$(117)	$2,347

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation included in:
Cost of revenues	$2,963	$2,812	$5,684	$5,425
Research and development	36,110	29,702	66,479	54,576
Selling, general and administrative	19,366	17,308	36,659	32,574
	$58,439	$49,822	$108,822	$92,575

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of September 26, 2020, 12.6 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2019	7,331	$59.54
Granted	2,756	$109.53
Vested	(2,820)	$55.24
Cancelled	(487)	$75.09
March 28, 2020	6,780	$80.53
Granted	2,968	$95.11
Vested	(2,234)	$70.90
Cancelled	(488)	$82.66
September 26, 2020	7,026	$89.19

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2021 was $95.59 ($113.02 for the second quarter of fiscal 2020), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Risk-free interest rate	0.3%	1.8%	0.3%	1.8%
Dividend yield	1.5%	1.3%	1.5%	1.3%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first six months of fiscal 2021 and 2020, the Company withheld $53.4 million and $71.8 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the second quarter and the first six months of fiscal 2021, the Company realized excess tax benefits of $12.4 million and $12.7 million, respectively, primarily from RSU vesting. During the second quarter and the first six months of fiscal 2020, the excess tax benefits were $32.2 million and $34.3 million, respectively, primarily from RSU vesting. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision (benefit) for income taxes.

Employee Stock Purchase Plan

Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 283 thousand shares for $19.8 million during the second quarter of fiscal 2021 and 241 thousand shares for $19.7 million during the second quarter of fiscal 2020. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2021 and 2020 was $31.40 and $33.79, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2021 and 2020 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2021	2020
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.38	0.37
Risk-free interest rate	0.1%	1.9%
Dividend yield	1.4%	1.3%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2021. As of September 26, 2020, 12.4 million shares were available for future issuance under the Company's ESPP.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income available to common stockholders	$193,816	$226,993	$287,652	$468,452
Weighted average common shares outstanding-basic	244,837	252,399	243,602	252,728
Dilutive effect of employee equity incentive plans	1,926	2,870	2,245	3,781
Weighted average common shares outstanding-diluted	246,763	255,269	245,847	256,509
Basic net income per common share	$0.79	$0.90	$1.18	$1.85
Diluted net income per common share	$0.79	$0.89	$1.17	$1.83

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the second quarter and the first six months of fiscal 2021 and 2020, respectively, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	September 26, 2020	March 28, 2020
Raw materials	$28,237	$35,562
Work-in-process	179,529	204,501
Finished goods	74,282	64,277
	$282,048	$304,340

Note 10. Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15. The effective interest rate of the 2021 Notes is 3.115%. The coupon interest rate of the 2021 Notes is 3.000%.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of September 26, 2020, the remaining term of the 2021 Notes is 0.5 years.

The following table summarizes the carrying value of the 2021 Notes as of September 26, 2020 and March 28, 2020:

(In thousands)	September 26, 2020	March 28, 2020
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(236)	(517)
Unamortized debt issuance costs associated with 2021 Notes	(102)	(223)
Carrying value of the 2021 Notes	$499,662	$499,260

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Contractual coupon interest	$3,750	$3,750	$7,500	$7,500
Amortization of debt issuance costs	61	61	121	122
Amortization of debt discount, net	140	136	281	271
Total interest expense related to the 2021 Notes	$3,951	$3,947	$7,902	$7,893

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of September 26, 2020, the remaining term of the 2024 Notes is approximately 3.7 years.

The following table summarizes the carrying value of the 2024 Notes as of September 26, 2020 and March 28, 2020:

(In thousands)	September 26, 2020	March 28, 2020
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(466)	(525)
Unamortized debt issuance costs associated with 2024 Notes	(2,081)	(2,365)
Carrying Value of the 2024 Notes	$747,453	$747,110

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Contractual coupon interest	$5,444	$5,444	$10,887	$11,986
Amortization of debt issuance costs	142	142	284	284
Amortization of debt discount, net	30	29	59	58
Total interest expense related to the 2024 Notes	$5,616	$5,615	$11,230	$12,328

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of September 26, 2020, the remaining term of the 2030 Notes is approximately 9.7 years.

The following table summarizes the carrying value of the 2030 Notes as of September 26, 2020:

(In thousands)	September 26, 2020
Principal amount of the 2030 Notes	$750,000
Unamortized discount of the 2030 Notes	(196)
Unamortized debt issuance costs associated with 2030 Notes	(5,191)
Carrying Value of the 2030 Notes	$744,613

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Contractual coupon interest	$4,521	$—	$6,565	$—
Amortization of debt issuance costs	134	—	179	—
Amortization of debt discount, net	4	—	7	—
Total interest expense related to the 2030 Notes	$4,659	$—	$6,751	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. As of September 26, 2020, the Company had made no borrowings under this credit facility and was not in violation of any of the covenants.

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

Through September 26, 2020, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of September 26, 2020 and March 28, 2020.

During the first six months of fiscal 2021, the Company repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million.

During the first six months of fiscal 2020, the Company repurchased 2.7 million shares of common stock in the open market for a total of $277.2 million. Additionally, the Company repurchased 1.7 million shares for a total of $200.0 million by entering into a stock repurchase agreement with an independent financial institution.

Note 12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest income	$1,969	$13,813	$6,923	$31,801
Interest expense	(14,226)	(9,562)	(25,883)	(20,693)
Other income (expense), net	1,486	8,078	(3,964)	12,833
Total interest and other income (expense), net	$(10,771)	$12,329	$(22,924)	$23,941

Note 13. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	September 26, 2020	March 28, 2020
Accumulated unrealized gains on available-for-sale securities, net of tax	$1,441	$1,319
Accumulated unrealized losses on hedging transactions, net of tax	(271)	(10,170)
Accumulated cumulative translation adjustment, net of tax	(9,458)	(11,426)
Total accumulated other comprehensive loss	$(8,288)	$(20,277)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14. Income Taxes

The Company recorded a tax provision of $0.8 million and $70.4 million for the second quarter and the first six months of fiscal 2021, respectively, representing effective tax rates of 0.4% and 19.7%, respectively. The Company recorded a tax benefit of $(11.1) million and a tax provision of $9.9 million for the second quarter and the first six months of fiscal 2020, respectively, representing effective tax rates of (5.2)% and 2.1%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the second quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by the U.S. tax on global intangible low-taxed income (GILTI). The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first six months of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI and the recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany research and development (R&D) cost sharing arrangement.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the second quarter and the first six months of fiscal 2020 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI.

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

The Company’s total gross unrecognized tax benefits as of September 26, 2020, determined in accordance with authoritative guidance for measuring uncertain tax positions, increased by $7.0 million in the second quarter of fiscal 2021 to $155.0 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $111.9 million as of September 26, 2020. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $4.1 million as of September 26, 2020 and not material for the prior period presented. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2016, for significant U.S. state income tax purposes for years through fiscal 2014, and for Ireland income tax purposes for years through fiscal 2015.

Note 15. Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of September 26, 2020:

Fiscal	(In thousands)
2021 (remaining six months)	$6,778
2022	11,776
2023	7,615
2024	6,533
2025	6,280
Thereafter	28,877
Total lease payments	$67,859
Less: Imputed interest	(14,363)
Total lease liabilities	$53,496

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	September 26, 2020	March 28, 2020
Other assets	$51,009	$57,819
Other accrued liabilities	10,545	11,109
Other long-term liabilities	42,951	48,964

The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$3,558	$4,334	$7,258	$8,606
Lease income	(1,050)	(671)	(1,972)	(1,467)
Total lease cost	$2,508	$3,663	$5,286	$7,139

Other information related to leases were as follows:

	Six Months Ended
($ in thousands)	September 26, 2020	September 28, 2019
Cash paid for operating leases included in operating cash flows	$6,808	$6,079

September 26, 2020
Weighted-average remaining lease term - operating leases (in years)	7.1
Weighted-average remaining discount rate - operating leases	5.7%

Other commitments as of September 26, 2020 totaled $206.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of September 26, 2020, the Company had $36.6 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2025.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2021 and the end of fiscal 2020, the accrual balances of the product warranty liability were immaterial.

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

Note 17. Contingencies

Patent Litigation

On October 18, 2019, a patent infringement lawsuit was filed by Arbor Global Strategies LLC (Arbor) against the Company in the U.S. District Court in Delaware (Arbor Global Strategies LLC, v. Xilinx, Inc., Case No. 1:19-cv-01986). The lawsuit pertains to four patents and Arbor seeks unspecified damages, interest, attorneys’ fees, and costs. The Company filed a motion to dismiss the case on December 19, 2019 that was denied on August 12, 2020. Discovery in the case is now open, but Arbor has not yet served its infringement contentions. A trial has been set to begin on May 23, 2022. On September 4, 2020, the Company filed four inter partes review (IPR) petitions directed at each of the four Arbor patents. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225). The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction. The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. The Company filed amended counterclaims on April 3, 2020. The Company filed a motion to strike ADI's affirmative defense of inequitable conduct on May 8, 2020. This motion is still pending. The parties exchanged infringement contentions on August 17, 2020, and invalidity contentions on September 15, 2020. Between July 17 and September 1, 2020, the Company filed eight IPR petitions challenging the patentability of six ADI asserted patents. Between August 31 and September 15, 2020, ADI filed eight IPR petitions challenging eight Xilinx asserted patents. The parties’ claims are set for back-to-back trials beginning March 14, 2022 for ADI’s claims and March 28, 2022 for the Company’s claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On April 30, 2020, a patent infringement lawsuit was filed by FG SRC LLC (SRC) against the Company in the U.S. District Court in Delaware (FG SRC LLC v. Xilinx, Inc., Case No. 1:20-cv-00601). The lawsuit pertains to two patents and SRC seeks unspecified damages, interest, and an on-going royalty. The Company filed its answer to the complaint on June 29, 2020. On July 20, 2020, SRC filed an amended complaint. On August 3, 2020, the Company filed a motion to dismiss the amended complaint. On August 6, 2020 the Company filed a motion to stay this case in Delaware bankruptcy court in view of the pending bankruptcy of the prior owner of the patents. This motion to stay was denied on September 23, 2020. No schedule has been set in the case. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On September 16, 2020, five patent infringement lawsuits (Case Nos. 1:20-cv-01228, 1:20-cv-01229, 1:20-cv-01231, 1:20-cv-01232 1:20-cv-01233) were filed by WSOU Investments, LLC, d/b/a Brazos Licensing and Development (WSOU Investments) in the U.S. District Court in Delaware. Each lawsuit pertains to a single patent and WSOU Investments seeks unspecified damages, interest, attorneys’ fees, and costs. No schedule has been set in any of the cases. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company will file timely responses to the complaints that are due on November 9, 2020.

The Company intends to continue to protect and defend its IP vigorously.

    Other Matters

On June 11, 2015, John P. Neblett, as Chapter 7 Trustee of Valley Forge Composite Technologies, Inc., filed a complaint against Xilinx and others in the U.S. Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy No. 1:13-bk-05253-JJT). The complaint alleges causes of actions against Xilinx for negligence and civil conspiracy relating to alleged violations of U.S. export laws. It seeks at least $50.0 million in damages, together with punitive damages, from the defendants. On September 21, 2015, the action was withdrawn from the U.S. Bankruptcy Court for the Middle District of Pennsylvania and transferred to the U.S. District Court for the Eastern District of Kentucky. On November 2, 2015, Xilinx, along with other defendants, filed a motion to dismiss the complaint. On November 3, 2015, Xilinx filed a motion for sanctions pursuant to Federal Rule of Civil Procedure 11. On June 27, 2016, the Court denied both motions. On September 11, 2017, Xilinx, along with other defendants, filed motions for summary judgment seeking to dispose of all claims against them.  On July 3, 2018, the Court granted both of Xilinx’s motions for summary judgment, disposing of all claims asserted against Xilinx. On August 1, 2018, the Trustee filed a notice of appeal.  On August 9, 2018, the Court of Appeals for the Sixth Circuit issued an order to show cause requesting that the appellant address a possible jurisdictional defect.  On August 29, 2018, the appellant responded to the order to show cause.  On September 10, 2018, appellees, including Xilinx, filed a joint reply.  On January 7, 2019, the Court of Appeals issued an order dismissing the appeal for lack of jurisdiction.  On February 19, 2019, the District Court issued an order permitting any party seeking to certify the case for appeal to file a motion.  On March 11, 2019, defendant Avnet filed a motion to certify the case for appeal.  On May 14, 2019 the Court denied Avnet’s motion. On June 4, 2019, Avnet and the counterclaim and crossclaim defendants stipulated to dismissal of Avnet’s remaining counterclaims and crossclaims. The Court entered final judgment on June 25, 2019. On July 22, 2019, the Trustee filed his notice of appeal and filed his opening appellate brief on September 17, 2019. On October 30, 2019, Xilinx filed its appellee brief. On November 20, 2019, the Trustee filed his reply brief. On April 7, 2020, the Sixth Circuit affirmed the District Court’s judgment which granted both of Xilinx’s motions for summary judgment, disposing of all claims asserted against Xilinx. On April 14, 2020, the Trustee filed a motion to extend the time for filing a petition for rehearing, and the Sixth Circuit granted the motion extending the due date until May 14, 2020. On May 14, 2020, the Trustee filed a petition for a rehearing. On August 11, 2020, the petition for a rehearing was denied.

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

Note 18. Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of September 26, 2020 and March 28, 2020 was as follows:

			Weighted-Average
(In thousands)	September 26, 2020	March 28, 2020	Amortization Life
Goodwill	$619,413	$619,196

Core technology, gross	209,131	209,131
Less accumulated amortization	(118,400)	(105,007)
Core technology, net	90,731	104,124	3.6 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(62,255)	(56,531)
Other intangibles, net	33,504	39,228	3.7 years

In-process research and development	56,992	56,992

Total acquisition-related intangibles, gross	361,882	361,882
Less accumulated amortization	(180,655)	(161,538)
Total acquisition-related intangibles, net	$181,227	$200,344

Based on the carrying value of acquisition-related intangibles recorded as of September 26, 2020, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2021 (remaining six months)	$19,095
2022	35,401
2023	33,693
2024	29,443
2025	6,603
Total	$124,235
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

Note 19. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
North America	$223,781	$233,576	$410,075	$432,407
Asia Pacific	365,898	422,891	758,930	854,072
Europe	136,109	123,845	228,860	277,133
Japan	40,747	53,054	95,343	119,386
Total net revenues	$766,535	$833,366	$1,493,208	$1,682,998

Geographic revenue information for the second quarter and the first six months of fiscal 2021 and 2020 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.
The Company's end market revenue data is derived from the understanding of end customers’ primary markets, which is based on reports provided by distributors and the Company's internal records. The Company classifies end markets into businesses with similar market drivers: Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); Automotive, Broadcast & Consumer; Wired & Wireless; and Data Center. Additionally, revenue recognized from shipments to distributors but not yet subsequently sold to the end markets is classified as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. Channel Revenues for the second quarter and the first six months of fiscal 2021 and 2020 were less than 1%.

	Three Months Ended		Six Months Ended
(% of total net revenues)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
AIT	44%	36%	44%	38%
Automotive, Broadcast and Consumer	16	16	14	15
Wired and Wireless	26	38	29	40
Data Center	14	10	13	7
Total net revenues	100%	100%	100%	100%

Note 20. Subsequent Events

On October 17, 2020, the Board declared a cash dividend of $0.38 per common share for the second quarter of fiscal 2021. The dividend is payable on December 2, 2020 to stockholders of record on November 11, 2020.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since it was declared a pandemic by the World Health Organization in March 2020. The governmental authorities throughout the U.S. and the world have continued to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While COVID-19 did not have a significant impact on our financial results in the second quarter and the first six months of fiscal 2021, it is difficult to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2021.

As we continue to experience uncertainties and disruptions caused by COVID-19, it remains uncertain when we would eventually resume some degree of normalcy. Therefore, our business may in the future be adversely impacted as a result of the pandemic’s global economic impact. For example, the continuing impacts of COVID-19 could further reduce customer demand in some of our end markets, including Automotive, Broadcast & Consumer. We will continue to closely monitor the pandemic's associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions, as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis.

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

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have considered the potential impact of the COVID-19 pandemic on the business operations, recognizing that there is substantial uncertainty in the nature and degree of COVID-19’s continued effects over time. While we are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of September 26, 2020, these estimates may change as additional events occur and information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Results of Operations: second quarter and first six months of fiscal 2021 compared to the second quarter and first six months of fiscal 2020

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	28.4	34.5	29.7	33.9
Amortization of acquisition-related intangibles	0.9	0.7	0.9	0.6
Total cost of revenues	29.3	35.2	30.6	34.5
Gross margin	70.7	64.8	69.4	65.5
Operating expenses:
Research and development	28.7	26.7	28.8	25.4
Selling, general and administrative	14.8	13.4	14.7	13.0
Amortization of acquisition-related intangibles	0.4	0.3	0.4	0.1
Total operating expenses	43.9	40.4	43.9	38.5
Operating income	26.8	24.4	25.5	27.0
Interest and other income (expense), net	(1.4)	1.5	(1.5)	1.4
Income before income taxes	25.4	25.9	24.0	28.4
Provision (benefit) for income taxes	0.1	(1.3)	4.7	0.6
Net income	25.3%	27.2%	19.3%	27.8%

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

Except for Avnet, no other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2021. No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2020. One end customer accounted for 12% and 10% of the Company's worldwide net revenues for the second quarter and the first six months of fiscal 2020, respectively.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	% Change	September 28, 2019	September 26, 2020	% Change	September 28, 2019
Advanced Products	$537.4	(13)	$617.7	$1,033.0	(14)	$1,204.5
Core Products	229.1	6	215.7	460.2	(4)	478.5
Total net revenues	$766.5	(8)	$833.4	$1,493.2	(11)	$1,683.0

Net revenues from Advanced Products decreased in the second quarter and the first six months of fiscal 2021 compared to the comparable prior year periods. The decreases were primarily due to lower sales from our Wireless business.

Net revenues from Core Products increased in the second quarter but decreased in the first six months of fiscal 2021 from the comparable prior year periods. The increase in the second quarter of fiscal 2021 was a result of higher sale in Virtex2 Pro products. The decrease in the first six months of fiscal 2021 was largely due to lower sales from our Spartan-6 and Virtex-4 product families. Core Products are relatively mature products and, as a result, sales are expected to decline over time.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting April 1, 2019, we classify our end markets into businesses with similar market drivers: (i) Aerospace & Defense, Industrial and Test, Measurement & Emulation (AIT); (ii) Automotive, Broadcast & Consumer; (iii) Wired & Wireless; and (iv) Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market. Channel Revenues for the second quarter and the first six months of fiscal 2021 and 2020 were less than 1%.

Net revenues by end markets for the second quarter and the first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	September 26, 2020	% Change in Dollars	September 28, 2019	September 26, 2020	% Change in Dollars	September 28, 2019
AIT	44%	11	36%	44%	4	38%
Automotive, Broadcast and Consumer	16	(8)	16	14	(18)	15
Wired and Wireless	26	(36)	38	29	(35)	40
Data Center	14	30	10	13	56	7
Total net revenues	100%	(8)	100%	100%	(11)	100%

Net revenues from AIT increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The increases were primarily due to higher sales from Measurement & Emulation business.

Net revenues from Automotive, Broadcast and Consumer decreased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The decreases were primarily due to lower sales from Automotive business, and to a lesser extent, lower sales from Audio, Video and Broadcast business. In addition, the ongoing COVID-19 pandemic and related challenges and uncertainties may adversely affect our net revenue from Automotive business in the future.

Net revenues from Wired and Wireless decreased in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The decreases were primarily due to lower sales from Wireless business with an industry-wide slowdown in the ramp of 5G.

Net revenues from Data Center increased in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The increases were driven primarily by higher sales from Networking and Compute applications.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	% Change	September 28, 2019	September 26, 2020	% Change	September 28, 2019
North America	$223.8	(4)	$233.6	$410.1	(5)	$432.4
Asia Pacific	365.9	(13)	422.9	758.9	(11)	854.1
Europe	136.1	10	123.8	228.9	(17)	277.1
Japan	40.7	(23)	53.1	95.3	(20)	119.4
Total net revenues	$766.5	(8)	$833.4	$1,493.2	(11)	$1,683.0

Net revenues in North America decreased in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The decrease for the second quarter of fiscal 2021 was primarily due to lower sales from Wireless and Industrial, Scientific and Medical businesses. The decrease for the first six months of fiscal 2021 was primarily due to lower sales from Test, Measurement and Emulation and Wired businesses.

Net revenues in Asia Pacific decreased in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The decreases were primarily due to lower sales from Wireless business with an industry-wide slowdown in the ramp of 5G wireless networks.

Net revenues in Europe increased in the second quarter but decreased in the first six months of fiscal 2021 from the comparable prior year periods. The increase for the second quarter of fiscal 2021 was primarily due to higher sales from Test, Measurement & Emulation businesses. The decrease for the first six months of fiscal 2021 was primarily due to lower sales from Automotive and Wireless businesses.

Net revenues in Japan decreased in the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The decreases were primarily due to lower sales from Automotive business.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Gross margin	$541.7	—%	$540.3	$1,035.6	(6)%	$1,103.1
Percentage of net revenues	70.7%		64.8%	69.4%		65.5%

Gross margin was higher in both the second quarter and the first six months of fiscal 2021 from the comparable prior year periods. The increase for the second quarter of fiscal 2021 was driven primarily by favorable changes in the end market mix, as the percentage of revenue derived from Test, Measurement and Emulation and Data Center businesses increased, while revenue from Wireless business, which has relatively lower gross margin, decreased. The increase for the first six months of fiscal 2021 was also driven primarily by favorable changes in the end market mix, as the percentage of revenue derived from Data Center business increased and revenue from Wireless business decreased. For the first six months of fiscal 2021, higher gross margin was partially offset by increased amortization of acquisition-related intangibles.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, the COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in wireless business driven by the global deployment ramp of 5G wireless networks would negatively impact gross margin in the future.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Research and development	$219.6	(2)%	$223.0	$429.8	1%	$427.1
Percentage of net revenues	29%		27%	29%		25%

R&D spending decreased by $3.4 million, or 2%, for the second quarter of fiscal 2021 from the comparable prior year period. The decrease was primarily due to decrease in headcount and employee compensation. R&D spending increased by $2.7 million, or 1%, for the six months of fiscal 2021 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation), partially offset by lower mask spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Selling, general and administrative	$113.8	2%	$111.6	$219.2	—%	$219.0
Percentage of net revenues	15%		13%	15%		13%

Selling, general and administrative expenses increased by $2.2 million for the second quarter while remained flat for the first six months of fiscal 2021 from the comparable prior year periods. The increase for the second quarter of fiscal 2021 was primarily attributable to increase in corporate spending. The increase was partially offset by savings in lower travel spending due to COVID-19 travel bans and restrictions.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Stock-based compensation included in:
Cost of revenues	$3.0	5%	$2.8	$5.7	5%	$5.4
Research and development	36.1	22%	29.7	66.4	22%	54.6
Selling, general and administrative	19.3	12%	17.3	36.7	13%	32.6
	$58.4	17%	$49.8	$108.8	18%	$92.6

The stock-based compensation expense increased by 17% for the second quarter and by 18% for the first six months of fiscal 2021 as compared to the prior year periods. The increases were primarily related to higher expenses associated with RSUs to remain competitive in compensation, as we granted RSUs at a higher fair value than in the prior years.

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Interest and other income (expense), net	$(10.8)	(187)%	$12.3	$(22.9)	(196)%	$23.9
Percentage of net revenues	(1)%		2%	(2)%		1%

Interest and other income (expense) was a net expense of $10.8 million in the second quarter of fiscal 2021, as compared to a net other income of $12.3 million in the same prior year period. For the first six months of fiscal 2021, interest and other income (expense) was a net expense of $22.9 million compared to a net other income of $23.9 million in the same prior year period. The decreases were primarily due to lower interest income from the investment portfolio and less gain from sale of investments.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	September 26, 2020	Change	September 28, 2019	September 26, 2020	Change	September 28, 2019
Provision (benefit) for income taxes	$0.8	107%	$(11.1)	$70.4	608%	$9.9
Percentage of net revenues	0.1%		(1.3)%	4.7%		0.6%
Effective tax rate	0.4%		(5.2)%	19.7%		2.1%

The increase in the effective tax rate in the second quarter of fiscal 2021 as compared to the same prior year period was primarily due to a decrease in excess tax benefits with respect to stock-based compensation recognized in the current period. The increase in the effective tax rate in the first six months fiscal 2021 as compared to the same prior year period was primarily due to the recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the second quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the first six months of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI and the recognition of prior and current year detrimental impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the second quarter and the first six months of fiscal 2020 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the ongoing COVID-19 pandemic and the resulting disruption and volatility in the global capital markets may continue, which, depending on future developments, could impact our capital resources and liquidity in the future.

As of September 26, 2020, we had cash, cash equivalents and short-term investments of $3.10 billion and working capital of $2.72 billion. As of March 28, 2020, cash, cash equivalents and short-term investments were $2.27 billion and working capital was $1.82 billion.

As of September 26, 2020, we had $714.9 million of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $714.9 million of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first six months of fiscal 2021, our operations generated net positive cash flow of $493.1 million, which was $28.8 million lower than the $521.9 million generated during the first six months of fiscal 2020. The positive cash flow from operations generated during the first six months of fiscal 2021 was primarily from net income as adjusted for non-cash related items, increases in accrued liabilities and income tax payable and a decrease in inventories. These items were partially offset by increases in accounts receivables and other assets. Accounts receivable increased by $89.5 million and days sales outstanding increased to 44 days at September 26, 2020 from 31 days at March 28, 2020. The increase was primarily due to timing of shipment and collection. We had no collectability issues and our accounts receivable remained current as of September 26, 2020. Our inventory levels as of September 26, 2020 were $22.3 million lower at $282.0 million compared to $304.3 million at March 28, 2020, but the inventory days increased to 112 days at September 26, 2020 from 106 days at March 28, 2020.

Investing Activities —Net cash used in investing activities was $1.55 billion during the first six months of fiscal 2021, as compared to $263.9 million net cash provided during the first six months of fiscal 2020. Net cash used in investing activities during the first six months of fiscal 2021 consisted primarily of $1.51 billion purchases of available-for-sale securities net of proceeds from sale and maturity of available-for-sale securities, $30.8 million for purchases of property, plant and equipment and software and $12.2 million for other investing activities.

Financing Activities —Net cash provided by financing activities was $454.6 million in the first six months of fiscal 2021, as compared to $726.5 million of net cash used in the first six months of fiscal 2020. Net cash provided by financing activities during the first six months of fiscal 2021 consisted primarily of $744.4 million proceeds from issuance of the 2030 Notes, which was partially offset by $53.7 million of cash payment to repurchase shares of common stock, $185.5 million of dividend payment to stockholders, $17.3 million payment related to other financing activities and $53.4 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of September 26, 2020 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of September 26, 2020, we had $206.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of September 26, 2020, we had $36.6 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2025.

As of September 26, 2020, we had $470.4 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $470.4 million, $363.9 million was the estimated remaining long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in five annual installments. The residual balance of $106.5 million in the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of September 26, 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first six months of fiscal 2021, we repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million. During the first six months of fiscal 2020, we repurchased 2.7 million shares of common stock for a total of $277.2 million. Additionally, we repurchased 1.7 million shares for a total of $200.0 million by entering into a stock repurchase agreement with an independent financial institution.

During the first six months of fiscal 2021, we paid $185.5 million in cash dividends to stockholders, representing $0.38 per common share. During the first six months of fiscal 2020, we paid $187.4 million in cash dividends to stockholders, representing $0.37 per common share. On October 17, 2020, our Board of Directors declared a cash dividend of $0.38 per common share for the second quarter of fiscal 2021. The dividend is payable on December 2, 2020 to stockholders of record on November 11, 2020. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments. During the first six months of fiscal 2021, we issued $750 million debt, which further strengthens our liquidity and capital resources.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.57 billion as of September 26, 2020. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 26, 2020 would have affected the fair value of our investment portfolio by less than $8.5 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of September 26, 2020 and March 28, 2020, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	September 26, 2020	March 28, 2020
Singapore Dollar	$28.3	$28.9
Euro	27.5	33.5
Indian Rupee	98.5	76.0
British Pound	21.2	20.2
Japanese Yen	0.6	2.4
Chinese Yuan	31.8	26.3
	$207.9	$187.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2022. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at September 26, 2020 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $16.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at September 26, 2020 would have affected the value of foreign-currency-denominated cash and investments by less than $16.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that virtually all of our employees have been working remotely due to the COVID-19 pandemic since March 2020. We are continually monitoring and assessing the pandemic's development to minimize its impact on the effectiveness of our internal controls.

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

The COVID-19 pandemic and the efforts to control it have slowed economic activity and may trigger a recession or a prolonged period of economic slowdown, particularly if the pandemic becomes more severe or continues for an extended period of time. Customer demand may be reduced to the extent customers experience shortages of other necessary materials and are forced to slow production of their end products (with a corresponding decline in the rate at which they purchase materials from us), or to the extent our customers experience reduced consumer demand for their end-products as consumers curtail purchases.

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

We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties that foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. Further, public health crises such as an outbreak of contagious diseases like COVID-19 may affect the operations of our foundries. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war, which, if it were to escalate, could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). The Foreign-Produced Direct Product Rule was further revised in August 2020 in order to further restrict access to a broader swath of products by certain entities on the Entity List, including Huawei. As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong will now be treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

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

Avnet's revenue accounted for 41% of our worldwide net revenues in the second quarter of fiscal 2021 and as of September 26, 2020, Avnet accounted for 25% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

As of September 26, 2020 we had 2.00 billion authorized common shares, of which 245.1 million shares were outstanding. In addition, 32.0 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of September 26, 2020 was $2.00 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes), $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

On October 22, 2019, the Board authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date. Through September 26, 2020, we have used $716.3 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future purchases.

There was no common stock repurchase during the second quarter of fiscal 2021.

Item 6.Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	+	Sales Exhibit, effective March 29, 2020, entered into pursuant to the Addendum to Master Distribution Agreement, dated April 20, 2017, by and between the Company and Avnet, Inc.					X

10.2	*	Offer Letter for Brice Hill as Executive Vice President and Chief Financial Officer, dated March 31, 2020					X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Portions of this Exhibit have been omitted.
*	Management contract or compensatory plan or arrangement.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: October 22, 2020	/s/ Brice Hill
Brice Hill
Executive Vice President and Chief Financial Officer (as principal financial officer and on behalf of Registrant)

/s/ Sumeet Gagneja
Sumeet Gagneja
Chief Accounting Officer (as principal accounting officer)