Form 10-Q
period 2021-01-02
XILINX INC
filed 2021-01-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of January 15, 2021
Common Stock, $0.01 par value	245,277,000

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Quarterly Report and involve numerous known and unknown risks and uncertainties and are based on current expectations. The reader should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those risks discussed under "Risk Factors" in this document and subsequent filings with the U.S. Securities and Exchange Commission. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Quarterly Report or in any of our other communications for any reason.

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net revenues	$803,404	$723,499	$2,296,612	$2,406,497
Cost of revenues:
Cost of products sold	249,529	233,324	693,753	804,197
Amortization of acquisition-related intangibles	6,875	6,697	20,268	15,699
Total cost of revenues	256,404	240,021	714,021	819,896
Gross margin	547,000	483,478	1,582,591	1,586,601
Operating expenses:
Research and development	235,018	211,541	664,776	638,621
Selling, general and administrative	136,701	109,612	355,877	328,633
Amortization of acquisition-related intangibles	2,856	2,919	8,581	5,488
Total operating expenses	374,575	324,072	1,029,234	972,742
Operating income	172,425	159,406	553,357	613,859
Interest and other income (expense), net	3,709	6,437	(19,215)	30,378
Income before income taxes	176,134	165,843	534,142	644,237
Provision for income taxes	5,162	3,831	75,517	13,774
Net income	$170,972	$162,012	$458,625	$630,463
Net income per common share:
Basic	$0.70	$0.65	$1.88	$2.50
Diluted	$0.69	$0.64	$1.86	$2.47
Cash dividends per common share	$0.38	$0.37	$1.14	$1.11
Shares used in per share calculations:
Basic	245,145	250,546	243,976	252,330
Diluted	248,148	252,808	246,786	255,758

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net income	$170,972	$162,012	$458,625	$630,463
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(253)	548	15	12,264
Reclassification adjustment for (gains) losses on available-for-sale securities	58	(91)	(87)	(890)
Change in unrealized gains (losses) on hedging transactions	5,967	2,184	15,515	(1,829)
Reclassification adjustment for (gains) losses on hedging transactions	(2,239)	96	(1,890)	2,247
Cumulative translation adjustment, net	2,933	2,294	4,902	(487)
Other comprehensive income	6,466	5,031	18,455	11,305
Total comprehensive income	$177,438	$167,043	$477,080	$641,768

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	January 2, 2021	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,125,566	$1,777,703
Short-term investments	2,198,859	489,513
Accounts receivable, net	269,605	273,028
Inventories	300,107	304,340
Prepaid expenses and other current assets	73,112	64,557
Total current assets	3,967,249	2,909,141
Property, plant and equipment, at cost	1,008,277	989,315
Accumulated depreciation and amortization	(656,764)	(616,741)
Net property, plant and equipment	351,513	372,574
Goodwill	620,697	619,196
Acquisition-related intangibles, net	182,211	200,344
Other assets	627,295	592,079
Total Assets	$5,748,965	$4,693,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,075	$102,131
Accrued payroll and related liabilities	313,824	231,439
Income taxes payable	30,044	36,217
Other accrued liabilities	160,284	216,634
Current portion of long-term debt	499,865	499,260
Total current liabilities	1,114,092	1,085,681
Long-term debt	1,492,377	747,110
Long-term income taxes payable	472,546	447,383
Other long-term liabilities	71,059	98,111
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	2,451	2,438
Additional paid-in capital	1,283,023	1,145,083
Retained earnings	1,315,239	1,187,805
Accumulated other comprehensive loss	(1,822)	(20,277)
Total stockholders’ equity	2,598,891	2,315,049
Total Liabilities and Stockholders’ Equity	$5,748,965	$4,693,334

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$458,625	$630,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	92,816	68,882
Amortization - others	47,508	37,326
Stock-based compensation	175,153	142,732
Deferred income taxes	(18,519)	1,417
Others	3,699	(24,083)
Changes in assets and liabilities:
Accounts receivable, net	3,423	86,370
Inventories	4,232	(6,845)
Prepaid expenses and other current assets	(4,665)	912
Other assets	(48,258)	(26,217)
Accounts payable	6,381	(26,466)
Accrued liabilities	110,836	7,735
Income taxes payable	21,960	(46,741)
Net cash provided by operating activities	853,191	845,485
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,278,552)	(1,273,015)
Proceeds from sale and maturity of available-for-sale and equity securities	2,493,984	1,838,572
Purchases of property, plant and equipment and software	(36,801)	(96,980)
Other investing activities	(16,109)	(15,233)
Acquisition of business, net of cash acquired	(7,103)	(454,651)
Net cash used in investing activities	(1,844,581)	(1,307)
Cash flows from financing activities:
Repurchases of common stock	(53,682)	(738,184)
Taxes paid related to net share settlements of restricted stock units	(57,987)	(75,417)
Proceeds from issuance of common stock through various stock plans	20,116	19,876
Payment of dividends to stockholders	(278,674)	(280,376)
Proceeds from issuance of long-term debt, net	744,427	—
Other financing activities	(34,947)	(22,479)
Net cash provided by (used in) financing activities	339,253	(1,096,580)
Net decrease in cash and cash equivalents	(652,137)	(252,402)
Cash and cash equivalents at beginning of period	1,777,703	1,544,490
Cash and cash equivalents at end of period	$1,125,566	$1,292,088
Supplemental disclosure of cash flow information:
Interest paid	$41,852	$41,576
Income taxes paid, net	$72,414	$58,937

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended January 2, 2021	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of September 26, 2020	245,059	$2,450	$1,221,254	$1,237,421	$(8,288)	$2,452,837
Components of comprehensive income:
Net income	—	—	—	170,972	—	170,972
Other comprehensive income	—	—	—	—	6,466	6,466
Issuance of common shares under employee stock plans, net	142	1	(4,562)	—	—	(4,561)
Stock-based compensation expense	—	—	66,331	—	—	66,331
Cash dividends declared ($0.38 per common share)	—	—	—	(93,154)	—	(93,154)
Balance as of January 2, 2021	245,201	$2,451	$1,283,023	$1,315,239	$(1,822)	$2,598,891

Nine Months Ended January 2, 2021	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049
Components of comprehensive income:
Net income	—	—	—	458,625	—	458,625
Other comprehensive income	—	—	—	—	18,455	18,455
Issuance of common shares under employee stock plans, net	2,076	20	(39,735)	—	—	(39,715)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	175,153	—	—	175,153
Cash dividends declared ($1.14 per common share)	—	—	—	(278,674)	—	(278,674)
Balance as of January 2, 2021	245,201	$2,451	$1,283,023	$1,315,239	$(1,822)	$2,598,891

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended December 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of September 28, 2019	251,466	$2,515	$978,222	$1,732,304	$(17,136)	$2,695,905
Components of comprehensive income:
Net income	—	—	—	162,012	—	162,012
Other comprehensive income	—	—	—	—	5,031	5,031
Issuance of common shares under employee stock plans, net	153	2	(3,567)	—	—	(3,565)
Repurchase and retirement of common stock	(2,784)	(28)	(1,132)	(256,175)	—	(257,335)
Stock-based compensation expense	—	—	50,157	—	—	50,157
Cash dividends declared ($0.37 per common share)	—	—	—	(92,931)	—	(92,931)
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888	—	—	81,888
Balance as of December 28, 2019	248,835	$2,489	$1,105,568	$1,545,210	$(12,105)	$2,641,162

Nine Months Ended December 28, 2019	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 30, 2019	253,891	$2,539	$1,005,411	$1,876,969	$(23,410)	$2,861,509
Components of comprehensive income:
Net income	—	—	—	630,463	—	630,463
Other comprehensive income	—	—	—	—	11,305	11,305
Issuance of common shares under employee stock plans, net	2,171	22	(55,563)	—	—	(55,541)
Repurchase and retirement of common stock	(7,227)	(72)	(68,900)	(681,846)	—	(750,818)
Stock-based compensation expense	—	—	142,732	—	—	142,732
Cash dividends declared ($1.11 per common share)	—	—	—	(280,376)	—	(280,376)
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888	—	—	81,888
Balance as of December 28, 2019	248,835	$2,489	$1,105,568	$1,545,210	$(12,105)	$2,641,162

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2021 and fiscal 2020 are 53-week and 52-week years ending on April 3, 2021 and March 28, 2020, respectively. The quarter ended January 2, 2021 consisted of 14 weeks. The quarter ended December 28, 2019 consisted of 13 weeks.

Merger with Advanced Micro Devices, Inc.

On October 27, 2020, the Company announced that it had entered into an Agreement and Plan of Merger, dated October 26, 2020 (as it may be amended from time to time, the Merger Agreement) with Advanced Micro Devices, Inc., a Delaware corporation (AMD), and Thrones Merger Sub, Inc., a wholly-owned subsidiary of AMD (Merger Sub), under which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, and the Company will survive the merger as a wholly-owned subsidiary of AMD (Merger). Under the terms of the Merger Agreement, at the effective time of the Merger (Effective Time), each share of common stock, par value $0.01 per share, of the Company, issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of Company common stock held by AMD or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of common stock, par value $0.01 per share, of AMD (with cash being paid, without interest and less applicable withholding taxes, in lieu of any fractional shares of AMD common stock).

The Merger has been approved by both the Company’s board of directors and the board of directors of AMD. The completion of the Merger is subject to customary closing conditions, including, among others, the approvals of the Company’s stockholders and AMD’s stockholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close by the end of calendar year 2021. The Company cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

The aggregate financial advisor fees associated with the Merger are $90.0 million in total, $9.0 million of which was paid upon the public announcement of the Merger, and the remainder is contingent upon the closing of the Merger. The Company is also obligated to pay up to an additional $40.0 million calculated based on the extent to which the value of the Company’s shares in the Merger at the time of closing exceeds a specified threshold. If the Merger is not completed, the Company could be required to pay a termination fee of $1.00 billion to AMD under certain circumstances as described in the Merger Agreement.

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

Note 3.Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of January 2, 2021 and March 28, 2020, Avnet accounted for 34% and 31% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 44% and 43% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2021, respectively. Net revenues from Avnet accounted for 45% and 41% of the Company’s worldwide net revenues in the third quarter and the first nine months of fiscal 2020. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the third quarter and the first nine months of fiscal 2021, approximately 56% and 57% of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers, respectively. For the third quarter and the first nine months of fiscal 2020, the percentages of the Company's net revenues from distributors were 57% and 52%, respectively.
No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and the first nine months of fiscal 2021. No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and the first nine months of fiscal 2020. However, one end customer accounted for 12% and 11% of the Company's worldwide net revenues for the third quarter and the first nine months of fiscal 2020, respectively.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing approximately 96% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor’s or Moody’s Investors Service. The Company’s methods to arrive at investment decisions are not solely based on the rating agencies’ credit ratings.

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

As of January 2, 2021, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the third quarter of fiscal 2021, and the Company did not adjust or override any fair value measurements as of January 2, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2021 and March 28, 2020:

	January 2, 2021
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$334,209	$—	$—	$334,209
Financial institution securities	—	174,988	—	174,988
Non-financial institution securities	—	207,764	—	207,764
U.S. government and agency securities	36,999	83,995	—	120,994
Foreign government and agency securities	—	121,470	—	121,470
Short-term investments:
Financial institution securities	—	299,991	—	299,991
Non-financial institution securities	—	430,783	—	430,783
U.S. government and agency securities	643,877	341,331	—	985,208
Foreign government and agency securities	—	376,855	—	376,855
Mortgage-backed securities	—	89,617	—	89,617
Asset-backed securities	—	856	—	856
Commercial mortgage-backed securities	—	15,549	—	15,549
Derivative financial instruments, net	—	6,756	—	6,756
Total assets measured at fair value	$1,015,085	$2,149,955	$—	$3,165,040

	March 28, 2020
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$656,038	$—	$—	$656,038
Financial institution securities	—	175,000	—	175,000
Non-financial institution securities	—	361,692	—	361,692
U.S. government and agency securities	150,999	62,274	—	213,273
Foreign government and agency securities	—	244,300	—	244,300
Short-term investments:
Financial institution securities	—	150,000	—	150,000
Non-financial institution securities	—	115,043	—	115,043
U.S. government and agency securities	1,000	2,000	—	3,000
Foreign government and agency securities	—	9,973	—	9,973
Mortgage-backed securities	—	158,804	—	158,804
Asset-backed securities	—	2,549	—	2,549
Commercial mortgage-backed securities	—	50,144	—	50,144
Total assets measured at fair value	$808,037	$1,331,779	$—	$2,139,816
Liabilities
Derivative financial instruments, net	$—	$12,381	$—	$12,381
Total liabilities measured at fair value	$—	$12,381	$—	$12,381
Net assets measured at fair value	$808,037	$1,319,398	$—	$2,127,435

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $500.0 million principal amount of 3.000% notes due March 15, 2021 (2021 Notes), $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2021 Notes, 2024 Notes and 2030 Notes as of January 2, 2021 were approximately $502.7 million, $807.8 million and $785.2 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of January 2, 2021, the Company had non-marketable securities in private companies of $107.4 million, which were classified as Level 3 assets. The Company’s investments in non-marketable equity securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	January 2, 2021				March 28, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$334,209	$—	$—	$334,209	$656,038	$—	$—	$656,038
Financial institution
securities	474,979	—	—	474,979	325,000	—	—	325,000
Non-financial institution
securities	638,547	—	—	638,547	476,735	—	—	476,735
U.S. government and
agency securities	1,106,192	19	(9)	1,106,202	216,178	95	—	216,273
Foreign government and
agency securities	498,325	—	—	498,325	254,283	7	(17)	254,273
Mortgage-backed securities	88,100	1,819	(302)	89,617	156,836	2,445	(477)	158,804
Asset-backed securities	840	16	—	856	2,533	18	(2)	2,549
Commercial mortgage-
backed securities	15,572	123	(146)	15,549	50,566	134	(556)	50,144
	$3,156,764	$1,977	$(457)	$3,158,284	$2,138,169	$2,699	$(1,052)	$2,139,816

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of January 2, 2021 and March 28, 2020.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of January 2, 2021 and March 28, 2020:

	January 2, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and
agency securities	$431,873	$(9)	$—	$—	$431,873	$(9)
Mortgage-backed securities	13,052	(120)	12,287	(182)	25,339	(302)
Commercial mortgage-
backed securities	2,635	(5)	638	(141)	3,273	(146)
	$447,560	$(134)	$12,925	$(323)	$460,485	$(457)

	March 28, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$13,492	$(88)	$31,819	$(389)	$45,311	$(477)
Asset-backed securities	1,641	(2)	—	—	1,641	(2)
Foreign government and
agency securities	30,998	(17)	—	—	30,998	(17)
Commercial mortgage-
backed securities	30,593	(282)	2,589	(274)	33,182	(556)
	$76,724	$(389)	$34,408	$(663)	$111,132	$(1,052)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of January 2, 2021 and March 28, 2020 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of January 2, 2021 and March 28, 2020. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	January 2, 2021
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,719,288	$2,719,301
Due after one year through five years	3,398	3,460
Due after five years through ten years	13,443	14,079
Due after ten years	86,426	87,235
	$2,822,555	$2,824,075

As of January 2, 2021, $104.8 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Proceeds from sale of available-for-sale and equity securities	$3,896	$23,605	$60,351	$323,228
Gross realized gains on sale of available-for-sale securities	$—	$128	$413	$1,339
Gross realized losses on sale of available-for-sale securities	(75)	(9)	(299)	(181)
Net realized gains (losses) on sale of available-for-sale securities	$(75)	$119	$114	$1,158
Amortization of premiums (discounts) on available-for-sale securities	$(141)	$1,063	$(257)	$3,411

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Stock-based compensation included in:
Cost of revenues	$3,465	$2,961	$9,149	$8,386
Research and development	40,228	31,543	106,707	86,119
Selling, general and administrative	22,638	15,653	59,297	48,227
	$66,331	$50,157	$175,153	$142,732

In order to retain its current workforce and maintain continuous business operations during the pending period of the Merger, the Company implemented an employee retention bonus program in December 2020 for certain employees consisting of both cash bonuses and RSUs. The cash bonuses are payable in separate installments through the later of December 2021 or the closing of the Merger, and the RSUs will vest in equal annual installments over three years, with payment and vesting contingent upon a participant employee's continuing employment with the Company. The retention bonus program resulted in the issuance of 721 thousand RSUs. The stock-based compensation expense with respect to the retention bonus program was immaterial for the third quarter of fiscal 2021.

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of January 2, 2021, 11.9 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 30, 2019	7,331	$59.54
Granted	2,756	$109.53
Vested	(2,820)	$55.24
Cancelled	(487)	$75.09
March 28, 2020	6,780	$80.53
Granted	3,785	$105.48
Vested	(2,387)	$70.61
Cancelled	(594)	$83.77
January 2, 2021	7,584	$95.46

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. For the RSUs granted during the fiscal quarter ended January 2, 2021, the Company does not expect to declare a dividend due to the required dividend suspension in connection with the Merger. The per share weighted-average fair value of RSUs granted during the third quarter of fiscal 2021 was $143.18 ($89.57 for the third quarter of fiscal 2020), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Risk-free interest rate	0.2%	1.6%	0.2%	1.8%
Dividend yield	—%	1.6%	1.2%	1.3%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first nine months of fiscal 2021 and 2020, the Company withheld $58.0 million and $75.4 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the third quarter and the first nine months of fiscal 2021, the Company realized excess tax benefits of $2.3 million and $15.0 million, respectively, primarily from RSU vesting. During the third quarter and the first nine months of fiscal 2020, the excess tax benefits were $1.3 million and $35.6 million, respectively, primarily from RSU vesting. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision for income taxes.

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

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2021. As of January 2, 2021, 12.4 million shares were available for future issuance under the Company's ESPP.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net income available to common stockholders	$170,972	$162,012	$458,625	$630,463
Weighted average common shares outstanding-basic	245,145	250,546	243,976	252,330
Dilutive effect of employee equity incentive plans	3,003	2,262	2,810	3,428
Weighted average common shares outstanding-diluted	248,148	252,808	246,786	255,758
Basic net income per common share	$0.70	$0.65	$1.88	$2.50
Diluted net income per common share	$0.69	$0.64	$1.86	$2.47

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the third quarter and the first nine months of fiscal 2021 and 2020, respectively, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	January 2, 2021	March 28, 2020
Raw materials	$27,549	$35,562
Work-in-process	206,607	204,501
Finished goods	65,951	64,277
	$300,107	$304,340

Note 10. Debt and Credit Facility
2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15. The effective interest rate of the 2021 Notes is 3.115%. The coupon interest rate of the 2021 Notes is 3.000%.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the terms of the 2021 Notes. As of January 2, 2021, the remaining term of the 2021 Notes is 0.2 years.

The following table summarizes the carrying value of the 2021 Notes as of January 2, 2021 and March 28, 2020:

(In thousands)	January 2, 2021	March 28, 2020
Principal amount of the 2021 Notes	$500,000	$500,000
Unamortized discount of the 2021 Notes	(95)	(517)
Unamortized debt issuance costs associated with 2021 Notes	(40)	(223)
Carrying value of the 2021 Notes	$499,865	$499,260

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Contractual coupon interest	$3,750	$3,750	$11,250	$11,250
Amortization of debt issuance costs	61	61	183	182
Amortization of debt discount, net	142	137	422	409
Total interest expense related to the 2021 Notes	$3,953	$3,948	$11,855	$11,841

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of January 2, 2021, the remaining term of the 2024 Notes is approximately 3.4 years.

The following table summarizes the carrying value of the 2024 Notes as of January 2, 2021 and March 28, 2020:

(In thousands)	January 2, 2021	March 28, 2020
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(436)	(525)
Unamortized debt issuance costs associated with 2024 Notes	(1,939)	(2,365)
Carrying Value of the 2024 Notes	$747,625	$747,110

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Contractual coupon interest	$5,444	$5,444	$16,331	$17,429
Amortization of debt issuance costs	142	142	426	426
Amortization of debt discount, net	30	29	89	87
Total interest expense related to the 2024 Notes	$5,616	$5,615	$16,846	$17,942

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of January 2, 2021, the remaining term of the 2030 Notes is approximately 9.4 years.

The following table summarizes the carrying value of the 2030 Notes as of January 2, 2021:

(In thousands)	January 2, 2021
Principal amount of the 2030 Notes	$750,000
Unamortized discount of the 2030 Notes	(191)
Unamortized debt issuance costs associated with 2030 Notes	(5,057)
Carrying Value of the 2030 Notes	$744,752

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Contractual coupon interest	$4,521	$—	$11,086	$—
Amortization of debt issuance costs	134	—	313	—
Amortization of debt discount, net	4	—	11	—
Total interest expense related to the 2030 Notes	$4,659	$—	$11,410	$—

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility will bear interest at a benchmark rate plus an applicable margin based upon the Company’s credit rating. In connection with the credit facility, the Company is required to maintain certain financial and nonfinancial covenants. On December 1, 2020, the Company terminated the senior unsecured revolving credit facility. The Company had made no borrowings under this credit facility and was not in violation of any of the covenants before the termination.

Note 11. Common Stock Repurchase Program

The Company's board of directors has approved stock repurchase programs enabling the Company to repurchase its common stock and debentures in the open market or through negotiated transactions with independent financial institutions. On October 22, 2019, the Board authorized another program (2019 Repurchase Program) to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date.

Through January 2, 2021, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of January 2, 2021 and March 28, 2020.

During the first nine months of fiscal 2021, the Company repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million. Pursuant to the terms of the Merger Agreement, the Company suspended its repurchase program on October 27, 2020, the date the Company announced its planned merger with AMD.

During the first nine months of fiscal 2020, the Company repurchased 7.2 million shares of common stock for $738.2 million in the open market and through an accelerated share repurchase program with independent financial institutions.

Note 12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Interest income	$2,581	$11,138	$9,504	$42,939
Interest expense	(14,228)	(9,563)	(40,111)	(30,255)
Other income, net	15,356	4,862	11,392	17,694
Total interest and other income (expense), net	$3,709	$6,437	$(19,215)	$30,378

Note 13. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	January 2, 2021	March 28, 2020
Accumulated unrealized gains on available-for-sale securities, net of tax	$1,247	$1,319
Accumulated unrealized gains (losses) on hedging transactions, net of tax	3,455	(10,170)
Accumulated cumulative translation adjustment, net of tax	(6,524)	(11,426)
Total accumulated other comprehensive loss	$(1,822)	$(20,277)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14. Income Taxes

The Company recorded tax provisions of $5.2 million and $75.5 million for the third quarter and the first nine months of fiscal 2021, respectively, representing effective tax rates of 2.9% and 14.1%, respectively. The Company recorded tax provisions of $3.8 million and $13.8 million for the third quarter and the first nine months of fiscal 2020, respectively, representing effective tax rates of 2.3% and 2.1%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by the U.S. tax on global intangible low-taxed income (GILTI). In addition, the first nine months of fiscal 2021 included the recognition of prior period tax and interest related to impacts of including stock-based compensation in the intercompany research and development (R&D) cost sharing arrangement.

On June 22, 2020, the United States Supreme Court denied certiorari in the case of Altera Corp. v. Commissioner (Altera). The company is not a party to the proceedings but is subject to the findings of the case. The Altera tax case concerns related party R&D cost sharing arrangements and whether stock-based compensation should be included in the pool of costs to be shared. With the Supreme Court’s decision not to hear the Altera case, the decision of the 9th Circuit (which applies to taxpayers such as Xilinx) that stock-based compensation is to be included in the pool of costs to be shared remains in place. During the fiscal quarter ended June 27, 2020, the Company recorded a one-time charge of $56.8 million for prior year taxes and interest representing the cumulative adverse impact for fiscal 2017 through fiscal 2020. Despite the decision in the Altera case, the Company has concluded the related law remains unsettled and will continue to monitor developments and the potential effect on its consolidated financial statements and tax filings.

The Company’s total gross unrecognized tax benefits as of January 2, 2021, determined in accordance with authoritative guidance for measuring uncertain tax positions, decreased by $2.6 million in the third quarter of fiscal 2021 to $152.3 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $115.4 million as of January 2, 2021. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audit settlements and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $5.0 million as of January 2, 2021 and not material for the prior period presented. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2016, for significant U.S. state income tax purposes for years through fiscal 2014, and for Ireland income tax purposes for years through fiscal 2015.

Note 15. Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of January 2, 2021:

Fiscal	(In thousands)
2021 (remaining three months)	$3,317
2022	11,865
2023	7,658
2024	6,530
2025	6,264
Thereafter	28,764
Total lease payments	$64,398
Less: Imputed interest	(12,969)
Total lease liabilities	$51,429

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	January 2, 2021	March 28, 2020
Other assets	$48,655	$57,819
Other accrued liabilities	10,921	11,109
Other long-term liabilities	40,508	48,964

The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Operating lease cost	$4,103	$4,109	$11,361	$12,715
Lease income	(811)	(768)	(2,783)	(2,236)
Total lease cost	$3,292	$3,341	$8,578	$10,479

Other information related to leases were as follows:

	Nine Months Ended
($ in thousands)	January 2, 2021	December 28, 2019
Cash paid for operating leases included in operating cash flows	$10,302	$9,133

January 2, 2021
Weighted-average remaining lease term - operating leases (in years)	7.1
Weighted-average remaining discount rate - operating leases	5.8%

Other commitments as of January 2, 2021 totaled $199.1 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of January 2, 2021, the Company had $31.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2025.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the third quarter of fiscal 2021 and the end of fiscal 2020, the accrual balances of the product warranty liability were immaterial.

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

Note 17. Contingencies

Patent Litigation

On October 18, 2019, a patent infringement lawsuit was filed by Arbor Global Strategies LLC (Arbor) against the Company in the U.S. District Court in Delaware (Arbor Global Strategies LLC, v. Xilinx, Inc., Case No. 1:19-cv-01986). The lawsuit pertains to four patents and Arbor seeks unspecified damages, interest, attorneys’ fees, and costs. The Company filed a motion to dismiss the case on December 19, 2019 that was denied on August 12, 2020. Discovery in the case is now open, and Arbor served its infringement contentions on December 9, 2020. A trial has been set to begin on May 23, 2022. On September 4, 2020, the Company filed four inter partes review (IPR) petitions directed at each of the four Arbor patents. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225). The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction. The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. The Company filed amended counterclaims on April 3, 2020. The Company filed a motion to strike ADI's affirmative defense of inequitable conduct on May 8, 2020. This motion is still pending. The parties exchanged infringement contentions on August 17, 2020, and invalidity contentions on September 15, 2020. Between July 17 and December 4, 2020, the Company filed nine IPR petitions challenging the patentability of seven ADI asserted patents. Between August 31 and September 15, 2020, ADI filed eight IPR petitions challenging eight Xilinx asserted patents. The parties’ claims are set for back-to-back trials beginning March 14, 2022 for ADI’s claims and March 28, 2022 for the Company’s claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

On September 16, 2020, five patent infringement lawsuits (Case Nos. 1:20-cv-01228, 1:20-cv-01229, 1:20-cv-01231, 1:20-cv-01232 1:20-cv-01233) were filed by WSOU Investments, LLC, d/b/a Brazos Licensing and Development (WSOU Investments) in the U.S. District Court in Delaware. Each lawsuit pertains to a single patent and WSOU Investments seeks unspecified damages, interest, attorneys’ fees, and costs. No schedule has been set in any of the cases. On November 9, 2020, the Company filed a motion to dismiss WSOU Investments’ indirect infringement claims in each of the cases. In response, WSOU Investments filed amended complaints, limiting its request for pre-suite damages to the direct infringement claims. The Company filed motions to dismiss the indirect infringement claims in the amended complaints on December 7, 2020. These motions remain pending. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend its IP vigorously.

Shareholder Litigation

On December 7, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and the members of its board of directors (Stein v. Xilinx, Inc., et al., Case No. 5:20-cv-08637). The complaint alleges that the registration statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, Rule 14a-9 thereunder and SEC Regulation G, rendering the registration statement false and misleading.

Specifically, the complaint alleges that the registration statement failed to disclose material information regarding AMD's and the Company’s financial projections and Credit Suisse's discounted cash flow analyses of the Company and AMD.

The complaint seeks an order: enjoining the Merger unless and until additional disclosures are issued; rescinding the Merger, to the extent it closes; awarding damages; awarding costs, including attorneys’ fees, expert fees and expenses; and awarding such other relief as the court deems proper.

On December 11, 2020, a purported stockholder of the Company filed a putative class-action complaint in the New York Supreme Court against the Company, the members of its board of directors, AMD and Merger Sub (Nunez v. Xilinx, Inc., et al., Case No. 656971/2020). The complaint alleges that the Company's board of directors breached their fiduciary duties by entering into the Merger, agreeing to purportedly preclusive deal protection terms and engaging in an allegedly flawed process that did not involve an adequate market check or approval by a committee of disinterested and independent directors. The complaint also alleges that the Company's board of directors "caused to be filed" the registration statement issued in connection with the Merger that purportedly omitted material information with respect to the Merger. The registration statement allegedly omits information regarding the sale process, AMD's and the Company's financial projections, certain details regarding the financial analyses performed by each of Morgan Stanley, Bank of America, Credit Suisse and DBO and certain details regarding compensation for Morgan Stanley. Finally, the complaint alleges that the Company and AMD aided and abetted the Company's board of directors in their breach of fiduciary duties. The complaint seeks certification of a class action, injunctive relief enjoining the Merger, damages and costs, among other remedies.

On December 11, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Colorado against the Company and the members of its board of directors (Hale v. Xilinx, Inc., et al., Case No. 1:20-cv-03629). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the Merger omitted material information with respect to the Merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the Merger, damages and costs, among other remedies.

On December 15, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company, the members of its board of directors, AMD and Merger Sub (Shumacher v. Xilinx, Inc., et al., Case No. 1:20-cv-10595). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the Merger omitted material information with respect to the Merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies.

On December 18, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and the members of its board of directors (Achterberg v. Xilinx, Inc., et al., Case No. 1:20-cv-10715). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the Merger omitted material information with respect to the Merger, including information regarding AMD's and the Company's financial projections and certain details regarding the financial analyses performed by Morgan Stanley and Bank of America. The complaint seeks injunctive relief enjoining the Merger, an amended registration statement, damages and costs, among other remedies.

On December 30, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against Xilinx and the members of its board of directors (Sandhu v. Xilinx, Inc., et al., Case No. 5:20-cv-09440). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the Merger omitted material information with respect to the Merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the Merger, damages and costs, among other remedies.

The Company believes that the allegations in the shareholder litigation matters are without merit.

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

Note 18. Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of January 2, 2021 and March 28, 2020 was as follows:

			Weighted-Average
(In thousands)	January 2, 2021	March 28, 2020	Amortization Life
Goodwill	$620,697	$619,196

Core technology, gross	219,847	209,131
Less accumulated amortization	(125,275)	(105,007)
Core technology, net	94,572	104,124	3.6 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(65,112)	(56,531)
Other intangibles, net	30,647	39,228	3.6 years

In-process research and development	56,992	56,992

Total acquisition-related intangibles, gross	372,598	361,882
Less accumulated amortization	(190,387)	(161,538)
Total acquisition-related intangibles, net	$182,211	$200,344

During the quarter, the Company completed an immaterial business combination, which resulted in increases of goodwill and core technology intangibles.

Based on the carrying value of acquisition-related intangibles recorded as of January 2, 2021, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2021 (remaining three months)	$10,078
2022	37,544
2023	35,836
2024	31,586
2025	8,747
Thereafter	1,428
Total	$125,219
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

Note 19. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
North America	$236,214	$203,862	$646,289	$636,269
Asia Pacific	356,060	343,416	1,114,991	1,197,489
Europe	152,434	118,646	381,293	395,779
Japan	58,696	57,575	154,039	176,960
Total net revenues	$803,404	$723,499	$2,296,612	$2,406,497
Geographic revenue information for the third quarter and the first nine months of fiscal 2021 and 2020 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.
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

	Three Months Ended		Nine Months Ended
(% of total net revenues)	January 02, 2021	December 28, 2019	January 02, 2021	December 28, 2019
AIT	45%	40%	44%	39%
Automotive, Broadcast and Consumer	19	19	16	16
Wired and Wireless	29	31	29	37
Data Center	7	9	11	8
Channel Revenue	—	1	—	—
Total net revenues	100%	100%	100%	100%

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Development

On October 27, 2020, we entered into the Merger Agreement, dated October 26, 2020, with AMD and Merger Sub, under which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Merger Sub will merge with and into us, and we will survive the Merger as a wholly-owned subsidiary of AMD. Under the terms of the Merger Agreement, at the Effective Time of the Merger, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of our common stock held by AMD or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of common stock, par value $0.01 per share, of AMD (with cash being paid, without interest and less applicable withholding taxes, in lieu of any fractional shares of AMD common stock).

The Merger has been approved by both our board of directors and the board of directors of AMD. The completion of the Merger is subject to customary closing conditions, including, among others, the approvals of our stockholders and AMD’s stockholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is currently expected to close by the end of calendar year 2021. We cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

The aggregate financial advisor fees associated with the Merger are $90.0 million in total, $9.0 million of which was paid upon the public announcement of the Merger, and the remainder is contingent upon the closing of the Merger. We are also obligated to pay up to an additional $40.0 million calculated based on the extent to which the value of our shares in the Merger at the time of closing exceeds a specified threshold. If the Merger is not completed, we could be required to pay a termination fee of $1.00 billion to AMD under certain circumstances as described in the Merger Agreement.

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since it was declared a pandemic by the World Health Organization in March 2020. The governmental authorities throughout the U.S. and the world have continued to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While COVID-19 did not have a significant impact on our financial results in the third quarter and the first nine months of fiscal 2021, it is difficult to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2021 and fiscal 2022.

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

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We have considered the potential impact of the COVID-19 pandemic on the business operations, recognizing that there is substantial uncertainty in the nature and degree of COVID-19’s continued effects over time. While we are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of January 2, 2021, these estimates may change as additional events occur and information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Results of Operations: third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	31.0	32.3	30.2	33.4
Amortization of acquisition-related intangibles	0.9	0.9	0.9	0.7
Total cost of revenues	31.9	33.2	31.1	34.1
Gross margin	68.1	66.8	68.9	65.9
Operating expenses:
Research and development	29.2	29.2	28.9	26.5
Selling, general and administrative	17.0	15.2	15.5	13.7
Amortization of acquisition-related intangibles	0.4	0.4	0.4	0.2
Total operating expenses	46.6	44.8	44.8	40.4
Operating income	21.5	22.0	24.1	25.5
Interest and other income (expense), net	0.4	0.9	(0.8)	1.3
Income before income taxes	21.9	22.9	23.3	26.8
Provision for income taxes	0.6	0.5	3.3	0.6
Net income	21.3%	22.4%	20.0%	26.2%

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

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28 nanometer (nm), 20nm, 16nm and 7nm nodes into the Advanced Products category while all other products are grouped in the Core Products category.

Except for Avnet, no other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and the first nine months of fiscal 2021. No other distributor accounted for more than 10% of the Company’s worldwide net revenues for the third quarter and the first nine months of fiscal 2020. One end customer accounted for 12% and 11% of the Company's worldwide net revenues for the third quarter and the first nine months of fiscal 2020, respectively.

Net Revenues by Product

Net revenues by product categories for the third quarter and the first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	% Change	December 28, 2019	January 2, 2021	% Change	December 28, 2019
Advanced Products	$582.2	15	$504.7	$1,615.2	(5)	$1,709.2
Core Products	221.2	1	218.8	681.4	(2)	697.3
Total net revenues	$803.4	11	$723.5	$2,296.6	(5)	$2,406.5

Net revenues from Advanced Products increased in the third quarter but decreased in the first nine months of fiscal 2021 compared to the comparable prior year periods. The increase in the third quarter of fiscal 2021 was primarily due to strong sales from Virtex UltraScale+ in our Test, Measurement & Emulation business. The decrease in the first nine months of fiscal 2021 was primarily due to lower sales from Virtex UltraScale+ and Zynq UltraScale+ MPSoC in our Wireless business.

Net revenues from Core Products increased in the third quarter but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase in the third quarter of fiscal 2021 was a result of higher sales from Virtex2 Pro products in our Aerospace & Defense business. The decrease in the first nine months of fiscal 2021 was largely due to lower sales from Spartan-6 in our Audio, Video and Broadcast business and Virtex-4 in our Aerospace & Defense business. Core Products are relatively mature products and, as a result, sales are expected to decline over time.

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

Net revenues by end markets for the third quarter and the first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(% of total net revenues)	January 2, 2021	% Change in Dollars	December 28, 2019	January 2, 2021	% Change in Dollars	December 28, 2019
AIT	45%	25	40%	44%	11	39%
Automotive, Broadcast and Consumer	19	14	19	16	(7)	16
Wired and Wireless	29	2	31	29	(25)	37
Data Center	7	(15)	9	11	30	8
Channel Revenue	—	nm*	1	—	nm*	—
Total net revenues	100%	11	100%	100%	(5)	100%
*nm=not meaningful

Net revenues from AIT increased, in terms of absolute dollar, in the third quarter and the first nine months of fiscal 2021 from the comparable prior year periods. The increases were primarily due to higher sales from our Test, Measurement & Emulation business.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the third quarter but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase for the third quarter of fiscal 2021 was primarily due to higher sales from our Automotive business. The decrease for the first nine months of fiscal 2021 was primarily attribute to lower sales from our Automotive business, and to a lesser extent, lower sales from our Audio, Video and Broadcast business.

Net revenues from Wired and Wireless increased, in terms of absolute dollar, in the third quarter but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase for the third quarter of fiscal 2021 was primarily due to higher sales from our Wired and Wireless businesses. The decrease for the first nine months of fiscal 2021 was primarily due to lower sales from Wireless business with an industry-wide global slowdown in the ramp of 5G.

Net revenues from Data Center decreased, in terms of absolute dollar, in the third quarter but increased the first nine months of fiscal 2021 from the comparable prior year periods. The decrease for the third quarter of fiscal 2021 was primarily attribute to lower sales from Compute application. The increase for the first nine months of fiscal 2021 was driven primarily by higher sales from Compute application.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the third quarter and the first nine months of fiscal 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	% Change	December 28, 2019	January 2, 2021	% Change	December 28, 2019
North America	$236.2	16	$203.9	$646.3	2	$636.3
Asia Pacific	356.1	4	343.4	1,115.0	(7)	1,197.5
Europe	152.4	28	118.6	381.3	(4)	395.7
Japan	58.7	2	57.6	154.0	(13)	177.0
Total net revenues	$803.4	11	$723.5	$2,296.6	(5)	$2,406.5

Net revenues in North America increased in the third quarter and the first nine months of fiscal 2021 from the comparable prior year periods. The increases were primarily due to strong sales from our Test, Measurement & Emulation business.

Net revenues in Asia Pacific increased in the third quarter but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase for the third quarter of fiscal 2021 was primarily due to higher sales from our Audio, Video and Broadcast and Automotive businesses. The decrease for the nine months of fiscal 2021 was primarily due to lower sales from our Wireless business with an industry-wide slowdown in the ramp of 5G wireless networks.

Net revenues in Europe increased in the third quarter but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase for the third quarter of fiscal 2021 was primarily due to higher sales from our Test, Measurement & Emulation business. The decrease for the first nine months of fiscal 2021 was primarily due to lower sales from our Wireless and Automotive businesses.

Net revenues in Japan increased in the third quarter of fiscal 2021 but decreased in the first nine months of fiscal 2021 from the comparable prior year periods. The increase for the third quarter of fiscal 2021 was primarily due to higher sales from our Wireless business. The decrease for the first nine months of fiscal 2021 was primarily due to lower sales from our Automotive and Audio, Video and Broadcast businesses.

Gross Margin

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Gross margin	$547.0	13%	$483.5	$1,582.6	—%	$1,586.6
Percentage of net revenues	68.1%		66.8%	68.9%		65.9%

Gross margin as a percentage of net revenue was higher in both the third quarter and the first nine months of fiscal 2021 from the comparable prior year periods. The higher gross margin percentage for the third quarter of fiscal 2021 was driven primarily by favorable change in the customer mix within our Wireless business and favorable change in end market mix, as the percentage of revenue derived from our Test, Measurement & Emulation business, which has relatively higher gross margin, increased. The gross margin for the third quarter of fiscal 2021 was partially offset by the increase of revenue from our Automotive business with relatively lower gross margin. The higher gross margin percentage for the first nine months of fiscal 2021 was driven primarily by favorable changes in the end market mix, as the percentage of revenue derived from our Test, Measurement & Emulation business increased and revenue from our Wireless business, which has relatively lower gross margin, decreased.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, the COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in our Wireless business driven by the global deployment ramp of 5G wireless networks would negatively impact gross margin in the future.

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

Research and Development

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Research and development	$235.0	11%	$211.5	$664.8	4%	$638.6
Percentage of net revenues	29%		29%	29%		27%

R&D spending increased by $23.5 million, or 11%, for the third quarter of fiscal 2021 from the comparable prior year period. The increase for the third quarter of fiscal 2021 was primarily due to increase in deferred compensation, higher stock-based compensation as well as 7nm product development. R&D spending increased by $26.2 million, or 4%, for the nine months of fiscal 2021 from the comparable prior year period. The increase for the first nine months of fiscal 2021 was primarily attributable to increases in employee compensation (including stock-based compensation) and deferred compensation.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Selling, general and administrative	$136.7	25%	$109.6	$355.9	8%	$328.6
Percentage of net revenues	17%		15%	16%		14%

Selling, general and administrative expenses increased by $27.1 million and $27.3 million for the third quarter and first nine months of fiscal 2021, respectively, from the comparable prior year period. The increases were primarily due to increased merger and acquisition related expenses as well as deferred compensation, and to a lesser extent, higher stock-based compensation.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Stock-based compensation included in:
Cost of revenues	$3.5	17%	$3.0	$9.1	9%	$8.4
Research and development	40.2	28%	31.5	106.8	24%	86.1
Selling, general and administrative	22.6	45%	15.7	59.3	23%	48.2
	$66.3	32%	$50.2	$175.2	23%	$142.7

The stock-based compensation expense increased 32% for the third quarter and 23% for the first nine months of fiscal 2021 as compared to the same prior year periods. The increases were primarily related to higher expenses associated with RSUs to remain competitive in compensation, as we granted more RSUs at a higher fair value than in the prior years.

In order to retain our current workforce and maintain continuous business operations during the pending period of the Merger, we implemented an employee retention bonus program in December 2020 for certain employees consisting of both cash bonuses and RSUs. The cash bonuses are payable in separate installments through the later of December 2021 or the closing of the Merger, and the RSUs will vest in equal annual installments over three years, with payment and vesting contingent upon a participant employee's continuing employment with us. The retention bonus program resulted in the issuance of 721 thousand RSUs. The stock-based compensation expense with respect to the retention bonus program was immaterial for the third quarter of fiscal 2021.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Interest and other income (expense), net	$3.7	(42)%	$6.4	$(19.2)	(163)%	$30.4
Percentage of net revenues	—%		1%	(1)%		1%

Interest and other income (expense) was a net other income of $3.7 million in the third quarter of fiscal 2021, as compared to $6.4 million in the same prior year period. For the first nine months of fiscal 2021, interest and other income (expense) was a net other expense of $19.2 million compared to a net other income of $30.4 million in the same prior year period. The decreases were primarily due to lower interest income from the investment portfolio, higher interest expenses, less gain from sale of investments, partially offset by higher gain on deferred compensation.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In millions)	January 2, 2021	Change	December 28, 2019	January 2, 2021	Change	December 28, 2019
Provision for income taxes	$5.2	35%	$3.8	$75.5	448%	$13.8
Percentage of net revenues	1%		1%	3%		1%
Effective tax rate	3%		2%	14%		2%

The increase in the effective tax rate in the third quarter of fiscal 2021 as compared to the same prior year period was primarily due to net tax benefits recognized in the prior period for the intercompany transfer of intellectual property, the release of reserves for uncertain tax positions and the benefit of interest accrued on tax refunds, partially offset by an increase in the beneficial impact of income earned in lower tax rate jurisdictions for the current period. The increase in the effective tax rate in the first nine months fiscal 2021 as compared to the same prior year period was primarily due to the recognition of prior and current year impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case and a decrease in excess tax benefits with respect to stock-based compensation.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in all periods presented was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI. In addition, the first nine months of fiscal 2021 included the recognition of prior period tax and interest related to impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement.

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

As of January 2, 2021, we had cash, cash equivalents and short-term investments of $3.32 billion and working capital of $2.85 billion. As of March 28, 2020, cash, cash equivalents and short-term investments were $2.27 billion and working capital was $1.82 billion.

As of January 2, 2021, we had $682.0 million of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $682.0 million of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first nine months of fiscal 2021, our operations generated net positive cash flow of $853.2 million, which was $7.7 million higher than the $845.5 million generated during the first nine months of fiscal 2020. The positive cash flow from operations generated during the first nine months of fiscal 2021 was primarily from net income as adjusted for non-cash related items, increases in accrued liabilities and income tax payable. These items were partially offset by an increase in other assets. Accounts receivable decreased by $3.4 million and days sales outstanding increased to 33 days at January 2, 2021 from 31 days at March 28, 2020. The decrease was primarily due to timing of shipment and collection. We had no collectability issues and our accounts receivable remained current as of January 2, 2021. Our inventory levels as of January 2, 2021 were $4.2 million lower at $300.1 million compared to $304.3 million at March 28, 2020, but the inventory days increased to 118 days at January 2, 2021 from 106 days at March 28, 2020.

Investing Activities —Net cash used in investing activities was $1.84 billion during the first nine months of fiscal 2021, as compared to $1.3 million net cash used during the first nine months of fiscal 2020. Net cash used in investing activities during the first nine months of fiscal 2021 consisted primarily of $1.78 billion purchases of available-for-sale securities net of proceeds from sale and maturity of available-for-sale securities, $36.8 million for purchases of property, plant and equipment and software and $16.1 million for other investing activities.

Financing Activities —Net cash provided by financing activities was $339.3 million in the first nine months of fiscal 2021, as compared to $1,096.6 million of net cash used in the first nine months of fiscal 2020. Net cash provided by financing activities during the first nine months of fiscal 2021 consisted primarily of $744.4 million proceeds from issuance of the 2030 Notes, which was partially offset by $53.7 million of cash payment to repurchase shares of common stock, $278.7 million of dividend payment to stockholders, $34.9 million payment related to other financing activities and $58.0 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of January 2, 2021 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of January 2, 2021, we had $199.1 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of January 2, 2021, we had $31.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2025.

As of January 2, 2021, we had $472.5 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $472.5 million, $363.9 million was the remaining long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in five annual installments. The residual balance of $108.6 million in the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of January 2, 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Cash generated from operations is used as our primary source of liquidity and capital resources. Additional sources of liquidity are cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments along with cash generated from operations will be sufficient to fund operations, including capital expenditures, working capital needs, debt-related payments and other business requirements over the next 12 months.

During the first nine months of fiscal 2021, we repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million. During the first nine months of fiscal 2020, we repurchased 7.2 million shares of common stock for a total of $738.2 million in the open market and through an accelerated share repurchase program with independent financial institutions.

During the first nine months of fiscal 2021, we paid $278.7 million in cash dividends to stockholders, representing $0.38 per common share. During the first nine months of fiscal 2020, we paid $280.4 million in cash dividends to stockholders, representing $0.37 per common share. As required under the Merger Agreement, our quarterly dividends have been suspended until a date that is at least 12 months after the signing date of the Merger Agreement. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments. During the first nine months of fiscal 2021, we issued $750 million debt, which further strengthens our liquidity and capital resources.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.82 billion as of January 2, 2021. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at January 2, 2021 would have affected the fair value of our investment portfolio by less than $8.8 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of January 2, 2021 and March 28, 2020, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	January 2, 2021	March 28, 2020
Singapore Dollar	$27.9	$28.9
Euro	28.6	33.5
Indian Rupee	92.4	76.0
British Pound	22.9	20.2
Japanese Yen	0.2	2.4
Chinese Yuan	33.2	26.3
	$205.2	$187.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through November 2022. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at January 2, 2021 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $17.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at January 2, 2021 would have affected the value of foreign-currency-denominated cash and investments by less than $16.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that virtually all of our employees have been working remotely due to the COVID-19 pandemic since March 2020. We are continually monitoring and assessing the pandemic's development to minimize its impact on the effectiveness of our internal controls.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

See "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements" for information regarding patent litigation and stockholder litigation related to the Merger.

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

The pendency of the Merger may have an adverse effect on our business, operating results and stock price.

We and AMD have operated and, until the completion of the Merger, will continue to operate independently. Uncertainty about the Merger may adversely affect our revenue, operating results and stock price, whether or not the Merger is completed. For example, strategic partners, customers, suppliers or other business partners may:

•delay, defer or cease purchasing goods or services from us or providing goods or services to us;
•delay or defer other decisions concerning us;
•cease further joint development activities; or
•otherwise seek to change the terms on which they do business with us.

The uncertainties around the Merger could adversely impact our relationships or contract negotiations with third parties, including our strategic partners, suppliers and other business partners, or those with which we are seeking to establish business relationships. We are subject to additional risks in connection with the announcement and pendency of the Merger which could adversely impact our operating results, including:

•the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;
•the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain strategic opportunities without AMD’s approval;
•during the period that the Merger Agreement is in effect, except as permitted by certain limited exceptions in the Merger Agreement or required by their fiduciary duties and subject to the other requirements of the Merger Agreement, our board of directors may not withdraw or adversely modify its recommendation of approval by our stockholders of the Merger, which has the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time;
•that we may forego opportunities we might otherwise pursue absent the Merger;
•potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and
•the diversion of our employees’ and management’s attention due to activities related to the Merger, which could otherwise be devoted to other opportunities that may be beneficial to us.

Since the merger consideration our stockholders will receive in the Merger will be in the form of common stock of AMD, our stock price has been and will continue to be adversely impacted by a decline in AMD’s stock price and any adverse developments in AMD’s business outlook. AMD stock price changes may result from a variety of factors, such as changes in its business operations and outlook, changes in general market and economic conditions, and regulatory considerations. These factors are beyond our control.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.

The Merger may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and AMD’s obligations to consummate the

Merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) the required approval of the Merger by our stockholders and AMD’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of regulatory clearance under certain foreign anti-trust laws including in the European Union and in China, (iv) the absence of any order prohibiting the Merger or enactment of any law that makes the consummation of the Merger illegal, (v) the absence of any material adverse effect on either Xilinx or AMD since the date of the Merger Agreement that is continuing, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (viii) performance by us and AMD of our respective obligations under the Merger Agreement. There can be no assurance that the conditions to the completion of the Merger will be satisfied in a timely manner, or at all. Although we and AMD have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion, or require changes to the terms of, the Merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Any delay in completing the Merger may significantly affect the synergies projected to result from the Merger and other benefits that the parties expect to achieve if the Merger is successfully completed. If the Merger is not completed by October 26, 2021 (subject to potential extensions to April 26, 2022, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained), either we or AMD may choose to terminate the Merger Agreement. We or AMD may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after stockholder approval, as applicable.

Failure to complete the Merger could negatively affect our business, results of operations and stock price.

If the Merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, but not limited to:

•we could be required to pay a termination fee of $1 billion to AMD under certain circumstances as described in the Merger Agreement;
•we would have incurred significant costs in connection with the Merger that we would be unable to recover, including transaction, legal, employee-related and other costs;
•we may be subject to legal proceedings related to the Merger;
•the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;
•disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, strategic partners, suppliers, licensees, other business partners and employees, may continue or intensify in the event the Merger is not consummated;
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•we may experience an increase in employee departures.

Litigation filed against us or AMD could prevent or delay, or result in the payment of damages following, the completion of the Merger.

We and members of our board of directors are currently and may in the future be parties, among others, to various claims and litigation related to the pending Merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such current matters are seeking to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation relating to the Merger could impact the likelihood of obtaining the approvals of our stockholders or AMD's stockholders. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved, could have a material adverse effect on our financial condition. For additional information regarding these pending litigation matters, see “Note 17. Contingencies” to our condensed consolidated financial statements, included in Item 1. “Financial Statements” of this Form 10-Q.

One of the conditions to the closing of the Merger is that no applicable governmental entity having jurisdiction over Xilinx, AMD or Merger Sub shall have issued an order, decree or ruling preventing, enjoining or prohibiting the consummation of the Merger that remains in effect, and that no law shall have been entered, issued or adopted by any applicable governmental entity that makes illegal the consummation of the Merger that remains in effect. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or AMD’s ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner, or at all.

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

The full extent and nature of the impact of the COVID-19 pandemic and related containment measures on our business and financial performance cannot be predicted as a result of ongoing uncertainties, including the extent and rate of the spread, the availability of an effective vaccine or other treatment, and the severity and duration of the global economic downturn that results from the pandemic. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Quarterly Report on Form 10-Q.

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

We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties that foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. Further, public health crises, such as an outbreak of contagious diseases like COVID-19, may affect the operations of our foundries. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war. With a new administration, it is unclear how the U.S.-China relationship will proceed. However, if tensions again escalate between the U.S. and China, such escalation could result in general economic downturn or otherwise have a material adverse effect on our business. Moreover, the U.S. has continued to impose export control restrictions and sanctions on Chinese companies that make it more difficult to continue to conduct business activities with such companies. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of

Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). The Foreign-Produced Direct Product Rule was further revised in August 2020 in order to further restrict access to a broader swath of products by certain entities on the Entity List, including Huawei. As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong will now be treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

Additional factors that could adversely affect us due to our international operations include volatility in oil prices and increased costs, or limited supply of other natural resources. Moreover, our financial condition and results of operations could be adversely affected in the event of political conflicts, economic crises or changes in international relations affecting countries where our main wafer providers, warehouses, end customers, and contract manufacturers who provide assembly and test services worldwide, are located. For example, the United Kingdom's exit from the European Union, commonly referred to as "Brexit," has led to significant instability and uncertainty in such regions, which could have a material adverse effect on our business.

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

Our products compete in several areas of the semiconductor industry which is intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continual price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microchip Corporation, and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell) and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. We believe that important competitive factors in the logic IC industry include:

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

Avnet's revenue accounted for 44% of our worldwide net revenues in the third quarter of fiscal 2021 and as of January 2, 2021, Avnet accounted for 34% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

While our overall inventory levels fluctuate over time, the inventory of newer product lines may be higher than other products due to a planned increase in safety stock in anticipation of future revenue growth. In the event demand does not materialize, we may be subject to incremental obsolescence costs. In addition, future product cost reductions could adversely impact our inventory valuation as well as our operating results.
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

We rely on various information technology (IT) systems to manage our operations, including, but not limited to, financial reporting, and we regularly evaluate these systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational and IT systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial, management, or operational information on a timely and accurate basis. In addition, hardware and software tools and products procured from third parties included in our IT systems could contain design or manufacturing defects, including flaws that could unexpectedly interfere with the operation of our IT systems. These systems are also subject to power and telecommunication outages or other general system failures. Failure of our IT systems or difficulties in managing them could result in business disruption.

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

We have acquired technology companies whose products complement our products. We also have made a number of strategic investments in other technology companies. Due to certain covenants in the Merger Agreement relating to the conduct of both parties in the interim period until the Merger is completed, we may be precluded from certain future acquisitions or strategic investments. Risks associated with past or future acquisitions or strategic investments include, but are not limited to:

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

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain, develop and transition such personnel and attract and retain other highly qualified personnel, particularly product engineers. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Changes to the U.S. immigration laws may also impact the availability of qualified personnel. From time to time we have effected restructurings that eliminate a number of positions. For example, during the fourth quarter of fiscal 2020, we announced cost-saving measures designed to drive structural operating efficiencies across the Company by reducing our global workforce by approximately 5% through a targeted global workforce reduction in force. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. In addition, the Merger could adversely affect our ability to retain and motivate current employees or attract and recruit prospective employees, each of whom may be uncertain about their future roles and relationships with us following the completion of the Merger. If we are unable to retain or develop existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed. Further, changes to our qualified personnel, including key members of management, may be disruptive to our business, and any failure to successfully assimilate key new hires, or to successfully retain, develop and transition promoted employees, could adversely affect our business and results of operations.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure, intercompany arrangements and tax planning strategies. In addition, changes to existing tax rules and regulations under the new U.S. administration may further affect our tax rates and obligations.

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

As of January 2, 2021 we had 2.00 billion authorized common shares, of which 245.2 million shares were outstanding. In addition, 31.8 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of January 2, 2021 was $2.00 billion (principal amount), which consists of $500.0 million in aggregate principal amount of our 3.000% Notes due 2021 (2021 Notes), $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

On October 22, 2019, the Company's board of directors authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date. Through January 2, 2021, we have used $716.3 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future purchases.

There was no common stock repurchase during the third quarter of fiscal 2021. Pursuant to the terms of the Merger Agreement, the Company suspended its repurchase program on October 27, 2020, the date the Company announced its planned merger with AMD.

Item 6.Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	*	Agreement and Plan of Merger, dated as of October 26, 2020, by and among Advanced Micro Devices, Inc., Thrones Merger Sub, Inc. and Xilinx, Inc.	8-K	000-18548	2.1	10-27-2020

3.1		Bylaws of Xilinx, Inc., as amended effective as of October 26, 2020	8-K	000-18548	3.1	10-27-2020

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Portions of this Exhibit have been omitted.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: January 28, 2021	/s/ Brice Hill
Brice Hill
Executive Vice President and Chief Financial Officer (as principal financial officer and on behalf of Registrant)

/s/ Sumeet Gagneja
Sumeet Gagneja
Chief Accounting Officer (as principal accounting officer)