Form 10-K
period 2021-04-03
XILINX INC
filed 2021-05-14
CIK 743988

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 3, 2021

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's common stock on September 26, 2020 as reported on the Nasdaq Global Select Market was approximately $20,370,129,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 30, 2021, the registrant had approximately 245,840,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 4, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Xilinx, Inc.
Form 10-K
For the Fiscal Year Ended April 3, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be found throughout this Annual Report, which may include discussions concerning our pending merger with Advanced Micro Devices, Inc., development efforts, strategy, new product introductions, backlog, litigation and other matters, including potential risks and other statements regarding the COVID-19 pandemic. Forward-looking statements involve numerous known and unknown risks and uncertainties and are based on current expectations that could cause actual results to differ materially and adversely from those expressed or implied. Such risks include, but are not limited to, those discussed throughout this document as well as in Item 1A "Risk Factors" and elsewhere in this document. Often, forward-looking statements can be identified by the use of forward-looking words, such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "would," "intend," "project" and other similar terminology, or the negative of such terms. We disclaim any responsibility to update or revise any forward-looking statement provided in this Annual Report or in any of our other communications for any reason.

PART I

ITEM 1.BUSINESS

Xilinx, Inc. (Xilinx, the Registrant, the Company or we) designs and develops programmable devices and associated technologies, including:

•integrated circuits (ICs) in the form of programmable logic devices (PLDs), including programmable System on Chips (SoCs), three-dimensional ICs (3D ICs) and Adaptive Compute Acceleration Platform (ACAP): a highly integrated multi-core heterogeneous compute platform;
•software design tools to program the PLDs;
•software development environments and embedded platforms;
•targeted reference designs;
•printed circuit boards; and
•intellectual property (IP), which consists of Xilinx and various third-party verification and IP cores.

In addition to its programmable platforms, Xilinx provides design services, customer training, field engineering and technical support.

Xilinx develops highly flexible and adaptive processing platforms that enable rapid innovation across a variety of technologies –from the endpoint to the edge to the cloud. Xilinx is the inventor of field programmable gate arrays (FPGA), hardware programmable SoCs and ACAP, designed to deliver the most dynamic processor technology in the industry and enable the adaptable, intelligent and connected world of the future. Our product portfolio is designed to provide high integration and quick time-to-market for electronic equipment manufacturers in sub-markets such as data center, wireless, wired, aerospace and defense, test, measurement and emulation, industrial, scientific and medical, automotive, audio, video and broadcast and consumer.

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

Merger with Advanced Micro Devices, Inc.

On October 27, 2020, we announced that we had entered into an Agreement and Plan of Merger (as it may be amended from time to time, the Merger Agreement) with Advanced Micro Devices, Inc. (AMD), a Delaware corporation, and Thrones Merger Sub, Inc., a wholly-owned subsidiary of AMD (Merger Sub), under which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Merger Sub will merge with and into us, and we will survive the merger as a wholly-owned subsidiary of AMD (Merger). Under the terms of the Merger Agreement, at the effective time of the Merger (Effective Time), each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of our common stock held by AMD or Merger Sub) will be converted into the right to receive 1.7234 fully paid and non-assessable shares of common stock, par value $0.01 per share, of AMD (with cash being paid, without interest and less applicable withholding taxes, in lieu of any fractional shares of AMD common stock).

The Merger has been approved by our board of directors, the board of directors of AMD, our stockholders and the stockholders of AMD. The completion of the Merger is subject to customary closing conditions, including, among others, the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close by the end of calendar year 2021. We cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

The aggregate financial advisor fees associated with the Merger are $90.0 million in total, $9.0 million of which was paid upon the public announcement of the Merger, and the remainder is contingent upon the closing of the Merger. We are also obligated to pay up to an additional $40.0 million calculated based on the extent to which the value of our shares in the Merger at the time of closing exceeds a specified threshold. If the Merger is not completed, we could be required to pay a termination fee of $1.0 billion to AMD under certain circumstances as described in the Merger Agreement or AMD could be required to pay a termination fee to us equal to $1.5 billion, or $1.0 billion under certain circumstances, as described in the Merger Agreement.

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

Other advantages of Xilinx adaptable platforms include:

•Faster time-to-market and increased design flexibility. Both advantages are enabled by Xilinx development tools which allow users to implement and revise their designs quickly. In contrast, ASICs and ASSPs require significant development time and offer limited, if any, flexibility to make design changes.
•Xilinx adaptable platforms are standard components. This means that the same device can be sold to many different users for a myriad of applications. In sharp contrast, ASICs and ASSPs are customized for an individual user or a specific application.

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

•Data center first: Xilinx is ramping up its efforts with key data center customers, ecosystem partners and software application developers, to further enable innovation and deployments in compute acceleration, computational storage and network acceleration.
•Accelerated growth in core markets: core markets consist of automotive; wireless infrastructure; wired communications; audio, video and broadcast; aerospace and defense; industrial, scientific and medical; test, measurement and emulation; and consumer technologies where the Company has leadership technology and substantial market traction. These core markets and customers are central to Xilinx, and Xilinx continues to drive and enable innovation in these areas.
•Drive adaptive computing with the introduction of ACAP: in March 2018, we announced ACAP, which we believe is a breakthrough product category. ACAP is a highly integrated multi-core heterogeneous compute platform that can be programmed at the hardware level to adapt to the needs of a wide range of applications and workloads. An ACAP's adaptability, which can be done dynamically in milliseconds during operation, delivers levels of performance and performance per-watt that is unmatched by CPUs or GPUs.

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

Our products now compete in several areas of the semiconductor industry that are intensely competitive and characterized by rapid technological change, increasing levels of integration, product obsolescence and continuous price erosion.  We expect continued competition from our primary PLD competitors such as Intel Corporation (Intel), Lattice Semiconductor Corporation (Lattice) and Microsemi Corporation (Microsemi, acquired by Microchip), and from ASSP vendors such as Broadcom Corporation (Broadcom), Marvell Technology Group, Ltd. (Marvell), Analog Devices and Texas Instruments Incorporated (Texas Instruments), as well as from companies such as NVIDIA with whom we historically have not competed. In addition, we expect continued competition from the ASIC market, which has been ongoing since the inception of FPGAs. Other competitors include manufacturers of:

•high-density programmable logic products characterized by FPGA-type architectures;
•high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs;
•ASICs and ASSPs with incremental amounts of embedded programmable logic;
•high-speed, low-density complex programmable logic devices (CPLDs);
•high-performance digital signal processing (DSP) devices;
•products with embedded processors;
•products with embedded multi-gigabit transceivers;
•discrete general-purpose GPUs targeting data center and automotive applications; and
•other new or emerging programmable logic products.

We believe that important competitive factors in the logic IC industry include:

•product pricing;
•time-to-market;
•product performance, reliability, quality, power consumption and density;
•field upgradability;
•adaptability of products to specific applications;
•ease of use and functionality of software design tools;
•availability and functionality of predefined IP;
•completeness of applicable software solutions;
•adherence to industry-standard programming environments;
•inventory and supply chain management;
•access to leading-edge process technology and assembly capacity;
•ability to provide timely customer service and support; and
•access to advanced packaging technology.

Product Overview

A brief overview of the product offerings is listed in the table below. These products make up most of our revenues. Additionally, some of our more mature product families have been excluded from the table, even though they continue to generate revenues. We operate and track our results in one operating segment.

Product Families

Boards/PLDs/Devices	Date Introduced
Artix UltraScale+	March 2021
Alveo SmartNIC	February 2021
Versal Premium	March 2020
Versal Prime	October 2018
Versal AI Core	October 2018
Alveo	October 2018
Zynq UltraScale+ RFSoCs	February 2017
Spartan-7	September 2016
Virtex UltraScale+	January 2016
Kintex UltraScale+	December 2015
Zynq UltraScale+	September 2015
Virtex UltraScale	May 2014
Kintex UltraScale	November 2013
Zynq-7000	March 2011
Virtex-7	June 2010
Kintex-7	June 2010
Artix-7	June 2010
Virtex-6	February 2009
Spartan-6	February 2009

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

Versal ACAP Products

Versal, the first ACAP, is a fully software-programmable, heterogeneous compute platform that combines Scalar Engines, Adaptable Engines, and Intelligent Engines to achieve dramatic performance improvements over today's fastest FPGA and CPU implementations for data center, wired network, 5G wireless, automotive driver assist applications and will be used in nearly all markets that we serve over time. The Scalar Engines are built from the dual-core ARM Cortex-A72, providing a 2X increase in per-core single-threaded performance compared to Xilinx's previous-generation ARM Cortex-A53 core. A combination of advanced architecture and power improvements from the 7 nanometer (nm) Fin Field Effect Transistor (FinFET) process yields a 2X improvement in watt over the earlier 16nm implementation. The Adaptable Engines are made up of programmable logic and memory cells connected with the next generation of the industry's fastest programmable logic. The Intelligent Engines are an array of innovative Very Long Instruction Word (VLIW) and Single Instruction, Multiple Data (SIMD) processing engines and memories, all interconnected with 100s of terabits per second of interconnect and memory bandwidth.

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

UltraScale+ Product Families

The UltraScale+ portfolio consists of three product families and is manufactured using Taiwan Semiconductor Manufacturing Company Limited's (TSMC) 16 nm FinFET+ process. The UltraScale+ portfolio includes FPGAs, 3D IC technology, Multi- Processing System on a Chip (MPSoCs) products, combining new memory, 3D on 3D and multiprocessing SoC technologies, and the industry’s first All Programmable SoC architecture with integrated radio frequency (RF) data converters.

•Zynq UltraScale+ RFSoCs integrate RF data converters into an All Programmable SoC architecture. Complete with an ARM Cortex-A53 processing subsystem, UltraScale+ programmable logic, and the highest signal processing bandwidth in a Zynq UltraScale+ device, the new family provides a comprehensive RF signal chain for wireless, cable access, test and measurement, early warning/radar, and other high-performance RF applications.

•Virtex UltraScale+ FPGAs, which include industry-leading capabilities such as 58G Transceivers, Peripheral Component Interconnect Express (PCIe) Gen 4 integrated cores, and UltraRam on-chip memory technology, provide the required performance and integration needed for next generation data center, 400G and terabit wireline, test and measurement, and aerospace and defense applications. We have recently expanded the Virtex portfolio to include devices with integrated High Bandwidth Memory (HBM) for the highest on chip memory density, and also added the industry’s highest capacity FPGA , the VU19P for ASIC prototyping and emulation applications.

•Kintex UltraScale+ devices provide a strong price/performance watt balance in a FinFET node, delivering a very cost-effective solution for high-end capabilities including transceiver and memory interface line rates, as well as 100G connectivity cores. These devices are ideal for both packet processing and DSP-intensive functions and are well suited for applications ranging from wireless technology to high-speed wired networking and data center.

•The Zynq UltraScale+ MPSoC product family represents the Company's second generation All Programmable SoC family. This new family combines seven user programmable processors cores including a 64-bit quad-core ARM Cortex A53 Application Processing Unit, a 32-bit dual-core ARM Cortex R5 Real Time Processing Unit, and an ARM Mali 400 Graphics Processing Unit. These devices enable the development of next generation embedded vision, automotive, industrial Internet of things (IoT) and communication systems by providing significant increases in system level performance/watt and any-to-any connectivity with the security and safety required for next generation systems.

UltraScale Product Families

These devices deliver an ASIC-class advantage, based on the UltraScale architecture and utilizing TSMC's 20nm gate density process. These devices deliver next generation routing, ASIC-like clocking, and enhancements to logic and fabric to eliminate interconnect bottlenecks while supporting consistent device utilization.

•Kintex UltraScale FPGAs represent the Company's second-generation mid-range FPGA family. These devices offer high price-performance at the lowest power. Kintex UltraScale devices are designed to meet the requirements for the growing number of key applications including next generation wireline and wireless communications and ultra-high definition displays and equipment.

•Virtex UltraScale FPGAs provide advanced levels of performance, system integration and bandwidth on a single chip. The largest family member delivers 4.4M logic cells, more than doubling our largest 28nm device and delivering 50M equivalent ASIC gates. Virtex UltraScale devices are used in the industry's most challenging applications including: 400G communication applications, high-performance computing, surveillance and reconnaissance systems and ASIC emulation and prototyping.

28nm Product Families

The 28nm product families are fabricated on a high-K metal gate, high-performance and low power 28nm process technology. These product families are based on a scalable and optimized architecture, which enables design, IP portability and re-use across all families as well as provides designers the ability to achieve the appropriate combination of input/output (I/O) support, performance, feature quantities, packaging and power consumption to address a wide range of applications. The 28nm product families include:

▪Virtex-7 FPGAs, including 3D ICs, are optimized for applications requiring the highest capacity, performance, DSP and serial connectivity with transceivers operating up to 28G. Target applications include 400G and 100G line cards, high-performance computing and test and measurement applications.

•Kintex-7 FPGAs represent Xilinx's first mid-range FPGA family. These devices maximize price-performance and performance per watt. Target applications include wireless Long Term Evolution (LTE) infrastructure, video display technology and medical imaging.

•Artix-7 FPGAs offer the lowest power and system cost at higher performance than alternative high-volume FPGAs. These devices are targeted to high-volume applications such as handheld portable ultrasound devices, multi-function printers and software defined radios.

•The Zynq-7000 family is the first family of Xilinx programmable SoCs. This class of product combines an industry-standard ARM dual-core Cortex-A9 MPCore processing system with Xilinx 28nm architecture. There are five devices in the Zynq-7000 SoC family that allow designers to target cost sensitive as well as high-performance applications from a single platform using industry-standard tools. These devices are designed to enable incremental market opportunities in applications such as industrial motor control, driver assistance and smart surveillance systems and smart heterogeneous wireless networks.

•Spartan-7 FPGAs offer the best performance and power consumption in their class, along with small form factor packaging to meet the most stringent requirements. These devices are ideally suited for industrial, consumer, and automotive applications including any-to-any connectivity, sensor fusion, and embedded vision.

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

In 2019 and 2020, we introduced the Vitis unified software platform, as well as Vitis AI. Vitis enables the development and deployment of embedded software and accelerated applications, on our heterogeneous platforms based on FPGAs or Adaptive SoCs. It provides a unified programming model for accelerating End-point, Edge, Cloud, and Hybrid computing applications. Vitis includes a rich set of hardware-accelerated open-source libraries optimized for our platforms. It also integrates with open source Frameworks such as Gstreamer for video analytics, FFmpeg for video transcoding. Vitis AI integrates with Deep Learning Framework such as TensorFlow and PyTorch. This enables a growing ecosystem to develop applications, accelerated on our hardware platforms, from End-point to the Cloud. These applications range from Data Center to 5G wireless, automotive, industrial and various other computing applications.

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

In May 2016, we led the formation of the very broad Cache Coherent Interconnect Acceleration (CCIX) consortium with the singular goal of bringing a high-performance, open acceleration framework to the data center market. As of March 2021, this consortium had approximately 40 members, ranging from silicon providers to a rich ecosystem of partners including design, foundry, verification, software and system vendors.

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

As a result of our R&D efforts, we have introduced a number of new products during the past several years including the Virtex and Kintex UltraScale and UltraScale+, Zynq UltraScale+MPSoC, Zynq UltraScale+ RFSoCs, Alveo board and Versal ACAP families. We have enhanced our IP core offerings and software design suite (Vivado) as well as introduced our unified software platform (Vitis). Through process technology collaboration with our foundry suppliers along with strategic investment in Electronic Design Automation (EDA) tools and improved design techniques, we were the first PLD company to ship 45nm, 28nm, 20nm and 16nm FPGA devices in high volume. Additionally, our investments in R&D have allowed us to ship the first adaptable 28nm, 16nm and 7nm devices with embedded ARM technology, the industry's first All Programmable SoC with integrated RF Data Converters, as well as the industry's first 3D Stacked Silicon Interconnect Technology IC devices on the 28nm, 20nm and 16nm process nodes.

The COVID-19 pandemic did not have any significant impact on our R&D activities and efforts in fiscal 2021. Although almost all of our employees have been working remotely since March 16, 2020, we have long had a business continuity plan and invested in technologies and tools that would support our employees in effectively working remotely. We believe technical leadership and innovation are essential to our future success, and we will continue to invest in our technology.

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

Avnet, Inc. (Avnet) distributes our products worldwide. Avnet's revenue accounted for 43%, 42% and 45% of our worldwide net revenues in fiscal 2021, 2020 and 2019, respectively. As of April 3, 2021 and March 28, 2020, Avnet accounted for 13% and 31%, respectively, of our total net accounts receivable. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. We also use other regional distributors throughout the world. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. Since PLDs are standard products, they do not carry many of the inventory risks posed by ASICs. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition. See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about concentrations of credit risk and "Note 15. Segment Information" for information about our revenues from external customers and domestic and international operations.

No other distributor or end customer accounted for more than 10% of our net revenues in fiscal 2021, 2020 or 2019.

As most of our employees, and those of our customers, are currently working remotely in response to the COVID-19 pandemic, we may experience some delays in processing orders and deliveries in fiscal 2022 for the duration of the pandemic.

Backlog

As of April 3, 2021, our backlog from OEM customers and backlog from end customers reported by our distributors scheduled for delivery within the next three months was $645.0 million, compared to $503.0 million as of March 28, 2020. Orders from end customers to our distributors are subject to changes in delivery schedules or to cancellation without significant penalty. As a result, backlog from both OEM customers and end customers reported by our distributors as of any particular period may not be a reliable indicator of revenue for any future period.

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

While we did not experience any manufacturing or supply disruption in fiscal 2021, as the COVID-19 pandemic continues, the pandemic's impact on the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may adversely impact our business and financial results.
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

Quality Certification

Xilinx has achieved and currently maintains quality management system certification to ISO9001 for our facilities in San Jose, California; Longmont, Colorado; Singapore; and Hyderabad, India. In addition, Xilinx achieved and currently maintains ISO 14001 and ISO45001 environmental health and safety management system certifications in the San Jose and Singapore locations.

Intellectual Property and Licenses

While our various intellectual property rights (including patents, copyrights, trade secrets, and trademarks) are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. As of April 3, 2021, we held over 5,300 issued patents, which vary in duration, and over 1,300 pending patent applications relating to our technology in various jurisdictions around the world. We maintain an active patent filing program in the areas of, but not limited to, circuits, software, applications, system and platform architecture, IP cores, testing methodologies, semiconductor manufacturing and other technologies relating to our products and business. We have licensed portions of our patent portfolio to certain external parties and have obtained patent licenses from certain external parties as well.

We have acquired various licenses from external parties to certain technologies that are implemented in our products, including our IP cores and devices. These licenses support our continuing ability to make and sell our products. We have also acquired licenses to certain proprietary software, open-source software, and related technologies, such as compilers, for our design tools. Continued use of such software and technology is important to the operation of the design tools upon which our customers depend.

Xilinx, the Xilinx logo, Alveo, Artix, CoolRunner, ISE, Kintex, Spartan, Versal, Virtex, Vitis, Vivado and Zynq are trademarks of Xilinx in the United States and/or other countries. Maintaining these trademarks, and the goodwill associated with them, is important to our business. We have also obtained the rights to use certain trademarks owned by consortiums and other trademark owners that are related to our products and business.

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

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, export controls, business acquisitions, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.

Human Capital

Our employees are our greatest assets and we are dedicated to providing a healthy and safe work environment that promotes respect, dignity, equality and inclusion. As of April 3, 2021, we had 4,890 employees in our global workforce. None of our employees are represented by a labor union and we have not experienced any work stoppages.

As a response to the spread of COVID-19 and local government requirements, we implemented global health and safety protocols to keep our workforce safe. We closed most of our offices around the world in March 2020 for all except essential workers. We eliminated business travel and provided our employees with curated information, enhanced wellness programs, and technical resources to work remotely. These measures helped Xilinx maintain operations with our regular employees and contingent workforce.

Attraction & Recruitment

The demand for hardware and software engineers, including those specializing in AI and machine learning, is very competitive. We leverage our intern and Entry Level Professional recruiting programs to ensure we acquire the needed talent. We also partner with higher education institutions globally to develop our candidate pipelines, recruit at industry conferences and actively promote and adjust our employee referral program to target hard-to-fill positions.

Additionally, we collaborate with community groups like the Society of Women Engineers, Society of Hispanic Professional Engineers and the National Society of Black Engineers to improve our reach and attract minority candidates. Through our Women in Technology employee resource group in India, we offer returnship programs designed to assist women professionals who would like to restart or rebuild their career in technology.

Development & Retention

We are committed to a culture that enables employees to perform at their best, realize their professional potential and be well, both physically and mentally. We benchmark our compensation and benefits annually to ensure we remain competitive and offer stock awards and an employee stock purchase plan to retain employees and align their interests with those of our stockholders.

We develop our employees year-round leveraging methods such as live training, personalized on-demand learning resources, coaching, courses and conferences. Additionally, we offer education reimbursement to help support future career growth.

We value diverse perspectives and actively listen to employees through numerous channels throughout the year. In addition to engagement surveys, we use a number of creative channels to facilitate dialogue including anonymous online inquiry tools during company-wide business meetings, executive skip level meetings and regular “Ask Me Anything” meetings where employees can personally raise any question to our executives.

Diversity, Equity and Inclusion

We believe inclusivity is essential to fostering a culture of innovation and creativity that can change the world. To that end, we are committed to providing an inclusive and equitable workplace for all employees and candidates, regardless of gender, gender identity, veteran status, race, ethnicity or ability. We design Diversity, Equity and Inclusion (DEI) programs to create an environment where everyone feels a deep sense of belonging and connection. We are committed to treating all employees around the world with respect and compassion.

We have increased our efforts to recruit, develop and retain a more diverse workforce with a focus on those historically underrepresented in the technology field, including women, Black and Hispanic candidates and are committed to ensuring diverse candidate representation in interviews.

We integrate DEI into our programs and processes and require unconscious bias training for all new hires. Employees are encouraged to view special guest DEI speaker presentations and join employee resource groups to provide support and promote inclusion.
Information about our Executive Officers
Certain information regarding the executive officers and persons chosen to become executive officers of Xilinx as of May 14, 2021 is set forth below:

Name	Age	Position
Victor Peng	61	President and Chief Executive Officer (CEO)
Brice Hill	54	Executive Vice President and Chief Financial Officer (CFO)
Vamsi Boppana	48	Senior Vice President, Central Products Group
Catia Hagopian	49	Senior Vice President, General Counsel and Secretary
William Christopher Madden	62	Executive Vice President and General Manager, Wired and Wireless Group
Salil Raje	51	Executive Vice President and General Manager, Data Center Group
Vincent L. Tong	59	Executive Vice President, Global Operations and Quality
Mark David Wadlington	59	Senior Vice President, Core Markets Group

There are no family relationships among the executive officers of the Company or the Company's board of directors.

Victor Peng joined the Company in April 2008 and currently serves as President and Chief Executive Officer, a position he has held since February 2018. From April 2017 to February 2018, Mr. Peng served as Chief Operating Officer. From July 2014 to April 2017, he served as Executive Vice President and General Manager of Products. From May 2013 through July 2014, Mr. Peng served as Senior Vice President and General Manager of the Programmable Platforms Group. From May 2012 through April 2013, he served as Senior Vice President of the Programmable Platforms Group. From November 2008 through April 2012, he served as Senior Vice President of the Programmable Platforms Development Group. Prior to joining the Company, Mr. Peng served as Corporate Vice President, Graphics Products Group at AMD, a provider of processing solutions, from November 2005 to April 2008. Prior to joining AMD, Mr. Peng served in a variety of executive engineering positions at companies in the semiconductor and processor industries. Mr. Peng is also a director of KLA Corporation, a global capital equipment company serving the semiconductor industry.

Brice Hill joined the Company in April 2020 and currently serves as Executive Vice President and Chief Financial Officer. From April 2016 to April 2020, he served as Corporate Vice President and Chief Financial Officer and Chief Operating Officer, Technology, Systems and Core Engineering Group at Intel Corporation (Intel). Prior to that, Mr. Hill held a series of other positions with Intel, including Vice President, Corporate Strategy and Business Group Finance from 2013 to 2015, Vice President, Sales and Marketing Controller from 2010 to 2013, and Corporate Finance Controller from 2005 to 2010.

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

ITEM 1A.RISK FACTORS

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

AMD Merger Risks

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

The Merger may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and AMD’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) receipt of regulatory clearance under certain foreign anti-trust laws including in the European Union and in China, (ii) the absence of any order prohibiting the Merger or enactment of any law that makes the consummation of the Merger illegal, (iii) the absence of any material adverse effect on either Xilinx or AMD since the date of the Merger Agreement that is continuing, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (v) performance by us and AMD of our respective obligations under the Merger Agreement. There can be no assurance that the conditions to the completion of the Merger will be satisfied in a timely manner, or at all. Although we and AMD have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion, or require changes to the terms of, the Merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Any delay in completing the Merger may significantly affect the synergies projected to result from the Merger and other benefits that the parties expect to achieve if the Merger is successfully completed. If the Merger is not completed by October 26, 2021 (subject to potential extensions to April 26, 2022, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained), either we or AMD may choose to terminate the Merger Agreement. We or AMD may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after stockholder approval, as applicable.

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

We and members of our board of directors were and may in the future be parties, among others, to various claims and litigation related to the pending Merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such potential future matters could seek to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any potential future lawsuit is adversely resolved, could have a material adverse effect on our financial condition. For additional information regarding these pending litigation matters, see “Note 16. Litigation Settlements and Contingencies” to our consolidated financial statements, included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

One of the conditions to the closing of the Merger is that no applicable governmental entity having jurisdiction over Xilinx, AMD or Merger Sub shall have issued an order, decree or ruling preventing, enjoining or prohibiting the consummation of the Merger that remains in effect, and that no law shall have been entered, issued or adopted by any applicable governmental entity that makes illegal the consummation of the Merger that remains in effect. Consequently, if any plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or AMD’s ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner, or at all.
Business and Operational Risks

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

The full extent and nature of the impact of the COVID-19 pandemic and related containment measures on our business and financial performance cannot be predicted as a result of ongoing uncertainties, including the extent and rate of the spread, the availability and distribution of an effective vaccine or other treatment, and the severity and duration of the global economic downturn that results from the pandemic. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Annual Report on Form 10-K.

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

Public health crises, earthquakes or other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Our worldwide operations could be disrupted by public health crises such as an outbreak of contagious diseases like COVID-19, earthquakes or other natural disasters such as typhoons, tsunamis, volcano eruptions, fires or floods, as well as disruptions in access to adequate supplies of electricity, natural gas or water. The independent foundries, upon which we rely to manufacture our products, as well as our California and Singapore facilities, are located in regions that are subject to earthquakes, wildfires or other natural disasters. TSMC's and UMC's foundries in Taiwan and our assembly and test partners in other regions as well as many of our operations in California are located in areas that have been seismically active in the past and some of these areas have also been affected by other natural disasters such as typhoons. Disruption of operations at these foundries and our facilities could cause delays in manufacturing and shipments of our products, and could have a material adverse effect on our results of operations. Any catastrophic event in these locations would disrupt our operations, and our insurance may not cover losses resulting from such disruptions of our operations, thereby materially adversely affecting our financial condition and results of operations. Furthermore, natural disasters can also indirectly impact us. For example, our customers' supply of other complimentary products may be disrupted by a natural disaster and may cause them to delay orders of our products. More vertically-integrated competitors may be less exposed to some or all of these and other risks.

We depend on distributors, primarily Avnet, to generate a significant portion of our sales and complete order fulfillment.

Avnet's revenue accounted for 43% of our worldwide net revenues in fiscal 2021, and, as of April 3, 2021, Avnet accounted for 13% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

We market and sell our products directly to OEMs and through authorized third-party distributors which helps to ensure that products delivered to our customers are authentic and properly handled. From time to time, customers may purchase products bearing our name from the unauthorized "gray market". These parts may be counterfeit, salvaged or re-marked parts, or parts that have been altered, mishandled, or damaged. Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast supply or demand. Also, when gray market products enter the market, we and our authorized distributors may compete with brokers of these discounted products, which can adversely affect demand for our products and negatively impact our margins. In addition, our reputation with customers may be negatively impacted when gray market products bearing our name fail or are found to be substandard.

Supply and Manufacturing Risks

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

We cannot guarantee that our foundries will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties that foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the foundries will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry. For example, recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. If we are unable to secure manufacturing capacities from the foundries we rely on, our ability to deliver our products to our customers in time may be negatively impacted. Moreover, foundries may increase their fees in response to the global shortage of manufacturing capacities, which would increase our manufacturing costs that we may not be fully able to pass to our customers. A prolonged shortage in manufacturing capacities of the foundries we rely on could disrupt our operations and negatively impact our financial condition and results of operations. Further, public health crises, such as an outbreak of contagious diseases like COVID-19, may affect the operations of our foundries. In addition, weak economic conditions may adversely impact the financial health and viability of the foundries and result in their insolvency or their inability to meet their commitments to us. The insolvency of a foundry or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.

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

Industry and Market Risks

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

Legal and Regulatory Risks

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war. It is not clear yet how the U.S.-China relationship will proceed under the Biden Administration, but the new Administration has continued to impose export control restrictions and sanctions on Chinese companies that make it difficult to continue to do business with such companies. If tensions continue to escalate between the U.S. and China, such escalation could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. In addition, BIS has continued to add other China-based technology companies to the Entity List, including seven supercomputing companies in April 2021, thereby further expanding the scope of companies subject to trade restrictions. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). The Foreign-Produced Direct Product Rule was further revised in August 2020 in order to further restrict access to a broader swath of products by certain entities on the Entity List, including Huawei. As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong will now be treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 16. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

Liquidity and Capital Resources Risks

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

Therefore, there is a risk that we may incur impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or declines in fair values of our debt securities which are judged to be resulting from credit losses. Furthermore, we may suffer losses in principal on our investments if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

We have indebtedness that could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

The aggregate amount of our consolidated indebtedness as of April 3, 2021 was $1.50 billion (principal amount), which consists of $750.0 million principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

The indentures governing the 2024 Notes and the 2030 Notes contain various covenants limiting our and our subsidiaries' ability to, among other things:

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

General Risk Factors

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

As of April 3, 2021, we had 2.00 billion authorized shares of common stock, of which 245.8 million shares were outstanding. In addition, 31.2 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP). The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

For information regarding our legal proceedings, see "Note 16. Litigation Settlements and Contingencies" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data", which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol XLNX. As of April 30, 2021, there were approximately 380 stockholders of record, which does not include beneficial owner of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).
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
Issuer Purchases of Equity Securities

Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date that we announced our planned merger with AMD.

In October 2019, the Board authorized a repurchase program to repurchase the Company's common stock and debentures up to $1.00 billion (2019 Repurchase Program). Through April 3, 2021, the Company had used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving a balance of $283.7 million available for future repurchases. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 3, 2021 and March 28, 2020.

See "Note 13. Stockholders' Equity" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data" for information regarding our stock repurchase plans.
Company Stock Price Performance
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor's 500 Semiconductors Index (S&P 500 Semiconductors Index). The graph covers the period from April 1, 2016, the last trading day before our fiscal 2016, to April 1, 2021, the last trading day of our fiscal 2021. The graph and table assume that $100 was invested on April 1, 2016 in our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$400
$350
$300
$250
$200
$150
$100
$50
04/01/16
03/31/17
03/29/18
03/29/19
03/27/20
04/01/21
Period Ending
Xilinx, Inc.
S&P 500 Index
S&P 500 Semiconductors Index

Company / Index	04/01/16	03/31/17	03/29/18	03/29/19	03/27/20	04/01/21
Xilinx, Inc.	100.00	124.81	159.05	284.11	171.09	298.57
S&P 500 Index	100.00	116.43	132.73	145.33	132.90	213.87
S&P 500 Semiconductors Index	100.00	137.22	187.29	196.34	205.56	380.39

Note: Stock price performance and indexed returns for our common stock are historical and are not indicators of future price performance or future investment returns.

ITEM 6.SELECTED FINANCIAL DATA
Consolidated Statement of Income Data
Five years ended April 3, 2021
(In thousands, except per share amounts)

	April 3, 2021	March 28, 2020 (1)	March 30, 2019	March 31, 2018(2)	April 1, 2017
Net revenues	$3,147,599	$3,162,666	$3,059,040	$2,467,023	$2,356,742
Operating income	753,139	791,888	956,799	686,022	706,390
Income before income taxes	729,678	833,984	968,332	691,379	698,076
Provision for income taxes	83,170	41,263	78,582	227,398	69,943
Net income	646,508	792,721	889,750	463,981	628,133

Net income per common share:
Basic	$2.65	$3.15	$3.52	$1.86	$2.49
Diluted	$2.62	$3.11	$3.47	$1.80	$2.34
Shares used in per share calculations:
Basic	244,257	251,732	252,762	249,595	252,301
Diluted	247,229	254,943	256,434	257,960	268,813
Cash dividends per common share	$1.14	$1.48	$1.44	$1.40	$1.32
(1)Fiscal 2020 consolidated statement of income data included restructuring charges of $28,362.
(2)Fiscal 2018 consolidated statement of income data included executive transition costs of $33,351 and the impact of the US tax law changes of $190,503.

Consolidated Balance Sheet Data
Five years ended April 3, 2021
(In thousands)

	2021	2020	2019	2018	2017
Working capital	$3,121,707	$1,823,460	$3,416,942	$3,242,643	$3,077,311
Total assets	5,519,201	4,693,334	5,151,348	5,060,547	4,777,434
Long-term debt	1,492,688	747,110	1,234,807	1,214,440	995,247
Other long-term liabilities	514,997	545,494	579,996	573,809	351,890
Stockholders' equity	2,886,961	2,315,049	2,861,509	2,360,353	2,586,151

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued to increase since it was declared a pandemic by the World Health Organization in March 2020. The governmental authorities throughout the U.S. and the world have continued to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While COVID-19 did not have a significant impact on our financial results in fiscal 2021, it is difficult to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the availability and distribution of vaccines, the duration and severity of the pandemic and related containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2022.

As we continue to experience uncertainties and disruptions caused by COVID-19, it remains uncertain when we would resume normal operations to pre-pandemic levels. Uncertainties and disruptions caused by the COVID-19 pandemic continue to affect the overall demand from customers and the availability of supply chain, logistical services and component supply, which may adversely impact our business and financial results. For example, recent sharp increases in demand for semiconductor products, combined with the pandemic’s impacts, have resulted in a global shortage of manufacturing capacities, increased lead times, inability to meet demand, and increased costs in the semiconductor industry. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. We will continue to closely monitor the pandemic's associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions, as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 3, 2021. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue from sales to our distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2021, approximately 58% of our net revenues were from products sold to distributors primarily for subsequent resale to OEMs or their subcontract manufacturers.

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

Valuation of Marketable Securities and Non-marketable Securities

Our short-term and long-term investments consist of primarily marketable debt, and to a lesser extent, equity securities. As of April 3, 2021, we had marketable debt securities with a fair value of $2.32 billion.

We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation testing and analysis. See "Note 3. Fair Value Measurements" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for details of the valuation methodologies. In determining if and when a decline in value below the adjusted cost of marketable debt securities is other than temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We did not record any other-than-temporary impairment for marketable debt securities in fiscal 2021, 2020 or 2019. Marketable equity securities are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the consolidated statements of income beginning in fiscal 2019 after the adoption of Accounting Standards Update (ASU) 2016-01.
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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired. We perform an annual impairment review in the fourth quarter of each fiscal year and compare the fair value of the reporting unit in which the goodwill resides to its carrying value. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. For purposes of impairment testing, Xilinx operates as a single reporting unit. We use the quoted market price method to determine the fair value of the reporting unit. Based on the impairment review performed during the fourth quarter of fiscal 2021, there was no impairment of goodwill in fiscal 2021. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2022. To date, no impairment indicators have been identified.

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the fiscal years indicated.

	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	30.7	32.4	31.2
Amortization of acquisition-related intangibles	0.9	0.7	—
Total cost of revenues	31.6	33.1	31.2
Gross margin	68.4	66.9	68.8
Operating expenses:
Research and development	28.7	26.9	24.3
Selling, general and administrative	15.4	13.7	13.0
Amortization of acquisition-related intangibles	0.4	0.3	0.2
Restructuring charges	—	0.9	—
Total operating expenses	44.5	41.8	37.5
Operating income	23.9	25.1	31.3
Interest and other income (expense), net	(0.7)	1.3	0.4
Income before income taxes	23.2	26.4	31.7
Provision for income taxes	2.7	1.3	2.6
Net income	20.5%	25.1%	29.1%

Net Revenues

(In millions)	2021	Change	2020	Change	2019
Net revenues	$3,147.6	—%	$3,162.7	3%	$3,059.0

Net revenues in fiscal 2021 were $3.15 billion, which was flat compared to fiscal 2020. Revenues from Data Center and A&D, Industrial and TME end markets increased but were offset by declines from Wired and Wireless end market in fiscal 2021. Net revenues in fiscal 2020 were $3.16 billion, an increase of 3% as compared to fiscal 2019. Revenues from Advanced Products increased 15% in fiscal 2020 but were offset by declines from our Core Products. The fiscal 2020 increase in Advanced Products was due to higher Advanced Products sales across all end markets, particularly in Data Center. See also "Net Revenues by Product" and "Net Revenues by End Markets" below for more information on our product and end market categories.

Except for Avnet, no other distributor or end customer accounted for more than 10% of net revenues for any of the periods presented.

Net Revenues by Product

We sell our products primarily to independent distributors in domestic and international markets, OEMs and contract manufacturers in end markets such as A&D, Industrial and TME, Automotive, Broadcast and Consumer, Wired and Wireless and Data Center. The vast majority of our net revenues are generated from sales of our semiconductor products and solution board products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•Advanced Products are our most recent product offerings and include the Versal, UltraScale+, UltraScale and 7-series product families, and our production boards business composed of Alveo, Solarflare, Network, and System-On-Module boards.
•Core Products are all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.

Specifically, we have grouped the products manufactured at the 28nm, 20nm, 16nm, 7nm nodes and production boards into a category named Advanced Products while all other products are included in a category named Core Products.

Net revenues by product categories for the fiscal years indicated were as follows:

(In millions)	2021	% of Total	% Change	2020	% of Total	% Change	2019
Advanced Products	$2,232.8	71	—	$2,239.5	71	15	$1,952.4
Core Products	914.8	29	(1)	923.2	29	(17)	1,106.6
Total net revenues	$3,147.6	100	—	$3,162.7	100	3	$3,059.0

Net revenues from Advanced Products were flat in fiscal 2021 as compared to fiscal 2020. The lower sales from Virtex UltraScale+ products in Wireless business and Virtex UltraScale products in TME business were partially offset by stronger sales from Data Center board business and Zynq UltraScale+ RFSoC products in Wireless business. Net revenues from Advanced Products increased in fiscal 2020 as compared to fiscal 2019. The increase was primarily due to stronger sales from Zynq UltraScale+ MPSoC products in Wireless business and Virtex UltraScale+ products in Data Center and TME businesses.

Net revenues from Core Products decreased in both fiscal 2021 and fiscal 2020 from the comparable prior year periods. The decrease in fiscal 2021 was largely driven by the decline in sales from our Virtex-4 products in A&D business. The decrease in fiscal 2020 was mainly due to lower sales from our Virtex-5 products in TME and A&D businesses and lower sales from Spartan-3 and Spartan-6 products in various businesses.

Net Revenues by End Markets

Our end market revenue data is derived from our understanding of our end customers’ primary markets, which is based on reports provided by distributors and our internal records. To provide additional visibility, starting March 31, 2019, we classify our end markets into businesses with similar market drivers: A&D, Industrial and TME; Automotive, Broadcast and Consumer; Wired and Wireless; and Data Center. Additionally, we classify revenue recognized from shipments to distributors but not yet subsequently sold to the end markets as Channel Revenue. The Channel Revenue in the table below represents the difference between the shipments to distributors and what the distributors subsequently sold to the end customers within the same period. The percentage change calculation in the table below represents the year-to-year dollar change in each end market.

Net revenues by end markets for fiscal years indicated were as follows:

(% of total net revenues)	2021	% Change in Dollars	2020	% Change in Dollars	2019
A&D, Industrial and TME	44%	6	41%	5	41%
Automotive, Broadcast and Consumer	16	1	16	8	15
Wired and Wireless	30	(14)	34	(1)	36
Data Center	10	20	9	22	7
Channel Revenue	—	nm*	—	nm*	1
Total net revenues	100%	—	100%	3	100%
*not meaningful

Net revenues from A&D, Industrial and TME end market increased, in terms of absolute dollars, in both fiscal 2021 and 2020 from the comparable prior year periods. The increase in fiscal 2021 was primarily due to higher sales from TME and Industrial, Scientific and Medical (ISM) businesses, while the increase in fiscal 2020 was driven by higher sales from A&D business.

Net revenues from Automotive, Broadcast & Consumer end market increased, in terms of absolute dollars, in both fiscal 2021 and 2020 from the comparable prior year periods. The increases in fiscal 2021 and 2020 were primarily due to higher sales from Audio, Video and Broadcast business, while the increase in fiscal 2020 was driven by higher sales from Automotive business.

Net revenues from Wired and Wireless end market decreased, in terms of absolute dollars, in both fiscal 2021 and 2020 from the comparable prior year period. The decrease in fiscal 2021 was primarily due to trade restrictions and 5G deployment delays. The decrease in fiscal 2020 was due to lower sales from Wired business, but was partially offset by the increase from Wireless business with particular strength coming from the continued deployment of 4G Long Term Evolution (LTE) networks and the accelerated global deployment ramp of 5G wireless networks.

Net revenues from Data Center end market increased, in terms of absolute dollars, in both fiscal 2021 and 2020 from the comparable prior year periods. The increase in fiscal 2021 was due to higher sales from Compute and Networking businesses. The increase in fiscal 2020 was driven by higher sales from Networking business.

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

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the fiscal years indicated were as follows:

(In millions)	2021	% of Total	% Change	2020	% of Total	% Change	2019
North America	$880.1	28	(4)	$915.0	29	8	$848.7
Asia Pacific	1,529.2	49	4	1,475.2	46	6	1,385.6
Europe	515.0	16	(4)	534.0	17	(9)	586.9
Japan	223.3	7	(6)	238.5	8	—	237.8
Total net revenues	$3,147.6	100	—	$3,162.7	100	3	$3,059.0

Net revenues in North America decreased in fiscal 2021 but increased in fiscal 2020 from the comparable prior year periods. The decrease in fiscal 2021 was primarily due to lower sales from A&D and Data Center businesses, while the increase in fiscal 2020 was primarily due to higher sales from A&D and TME businesses.

Net revenues in Asia Pacific increased in both fiscal 2021 and 2020 from the comparable prior year periods. The increase in fiscal 2021 was primarily due to higher sales from Data Center business, and to a lesser extent, from ISM, TME and Automotive, Broadcast & Consumer businesses. The increase in fiscal 2021 was partially offset by lower sales from Wireless business. The increase in fiscal 2020 was primarily driven by higher sales from Wireless business, and to a lesser extent from TME business.

Net revenues in Europe decreased in both fiscal 2021 and 2020 from the comparable prior year periods. In fiscal 2021, the decrease was primarily due to lower sales from Wired, Wireless, Automotive and Data Center businesses. The decrease in fiscal 2021 was partially offset by higher sales from TME business. The decrease in fiscal 2020 was driven by lower sales from TME business.

Net revenues in Japan decreased in fiscal 2021, while remained flat in 2020 from the comparable prior year periods. The decrease in fiscal 2021 was primarily driven by lower sales from Automotive, Broadcast & Consumer businesses. The decrease in fiscal 2021 was partially offset by higher sales from Wireless business.

Gross Margin

(In millions)	2021	Change	2020	Change	2019
Gross margin	$2,153.0	2%	$2,115.0	1%	$2,103.2
Percentage of net revenues	68.4%		66.9%		68.8%

Gross margin was higher by 1.5 percentage points in fiscal 2021 and lower by 1.9 percentage points in fiscal 2020, from the comparable prior year periods. The increase in gross margin in fiscal 2021 was primarily due to end market mix, as the percentage of revenue derived from ISM and TME businesses (which have relatively higher gross margin) increased and percentage of revenue derived from Wireless business (which has relatively lower gross margin) decreased. Furthermore, strong sales in higher margin EDA cloud and fintech accelerator board in Data Center end market pushed gross margin upward. The decrease in gross margin in fiscal 2020 was primarily due to end market mix, as the percentage of revenue derived from Wireless business (which has relatively lower gross margin) increased significantly. Lower gross margin was also affected, to a lesser extent, by higher amortization of acquisition-related intangibles as we continued to make business acquisitions during fiscal 2020.

Gross margin may be affected in the future due to multiple factors, including but not limited to, those set forth above in "Risk Factors," included in Part I of this Form 10-K, shifts in the mix of customers and products, COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. While we expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, improve manufacturing efficiencies and improve average selling price management, continuing growth in Wireless driven by both the continued deployment of 4G Long Term Evolution (LTE) networks and the ramp up global deployment of 5G wireless networks could negatively impact gross margin in the future.

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

Research and Development

(In millions)	2021	Change	2020	Change	2019
Research and development	$904.6	6%	$853.6	15%	$743.0
Percentage of net revenues	29%		27%		24%

R&D spending increased by $51.0 million or 6% during fiscal 2021, and by $110.6 million or 15% during fiscal 2020, from the comparable prior year periods. The increases were primarily attributable to higher employee compensation (including stock-based compensation), as we increased headcount to support the development of new products during fiscal 2021 and 2020.

The COVID-19 pandemic that began in March 2020 did not have any significant impact on our R&D activities and efforts in fiscal 2021. Although almost all of our employees have been working remotely since March 16, 2020, we have long had a business continuity plan and invested in technologies and tools that have enabled the employees to work effectively and remotely. These investments have helped to minimize disruptions but may not be sufficient to eliminate them. Nevertheless, we currently do not believe our R&D activities and efforts would be severely impacted by the COVID-19 pandemic.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

(In millions)	2021	Change	2020	Change	2019
Selling, general and administrative	$483.7	12%	$432.3	9%	$398.4
Percentage of net revenues	15%		14%		13%

SG&A expenses increased by $51.4 million or 12% during fiscal 2021, and by $33.9 million or 9% during fiscal 2020, from the comparable prior year periods. The increase in fiscal 2021 was primarily due to higher employee compensation (including stock-based compensation), as well as expenses related to our planned merger with AMD. The increase was partially offset by savings in travel related expenses due to COVID-19 travel restrictions. The increase in fiscal 2020 was primarily due to higher employee compensation (including stock-based compensation) from increased headcount, as well as expenses related to merger and acquisition activities.

Restructuring Charges

We had no restructuring charges during fiscal 2021 and fiscal 2019.

During the fourth quarter of fiscal 2020, we announced cost-saving measures designed to drive structural operating efficiencies across the company, including a targeted global workforce reduction. We recorded restructuring charges of $28.4 million in fiscal 2020, primarily related to severance pay expenses and separately presented on the consolidated statements of income. We completed the restructuring activities by the end of the first quarter of fiscal 2021.

Stock-Based Compensation

(In millions)	2021	Change	2020	Change	2019
Stock-based compensation included in:
Cost of revenues	$12.7	27%	$10.0	14%	$8.8
Research and development	150.3	31%	115.0	33%	86.4
Selling, general and administrative	83.2	35%	61.5	17%	52.7
Restructuring charges	—	nm*	0.2	nm*	—
	$246.2	32%	$186.7	26%	$147.9
*not meaningful
Excluding the restructuring charges portion, stock-based compensation increased by $59.7 million and $38.6 million in fiscal 2021 and 2020, respectively, as compared to the prior year periods. The increases were primarily related to higher grant-date fair value of more recent restricted stock unit (RSU) grants replacing prior RSU grants with lower grant-date fair value that were fully amortized. In order to retain our current workforce and maintain continuous business operations during the pending period of the merger, we implemented an employee retention bonus program in December 2020 for certain employees consisting of both cash bonuses and RSUs. The addition of retention RSU grants also contributed to the increase in the fiscal 2021 stock-based compensation expense.

Interest and Other Income (Expense), Net

(In millions)	2021	Change	2020	Change	2019
Interest and other income (expense), net	$(23.5)	(156)%	$42.1	265%	$11.5
Percentage of net revenues	(1)%		1%		—%

Net interest and other income (expense) was a net expense of $23.5 million in fiscal 2021 as compared to the net income of $42.1 million in fiscal 2020. The decrease in fiscal 2021 was primarily due to lower interest income and investment gains from the investment portfolio, and to a lesser extent, higher interest expense from the issuance of $750.0 million principal amount of 2.375% Notes in May 2020. Net interest and other income (expense) was a net income of $42.1 million in fiscal 2020 as compared to the net income of $11.5 million in fiscal 2019. The increase was primarily due to higher gains from the investment portfolio, and to a lesser extent, lower interest expenses from the maturity of the $500.0 million principal amount of 2.125% Notes issued in March 2014.

Provision for Income Taxes

(In millions)	2021	Change	2020	Change	2019
Provision for income taxes	$83.2	102%	$41.3	(47)%	$78.6
Percentage of net revenues	3%		1%		3%
Effective tax rate	11%		5%		8%

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in all periods presented was primarily due to the favorable impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on the global intangible low-taxed income (GILTI) of foreign subsidiaries. In addition, fiscal 2021 included the recognition of prior and current period tax and interest related to impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of the decision in Altera Corp. v. Commissioner (Altera). See discussion below and in Note 14. Income Taxes for more about the Altera case.

The increase in the effective tax rate for fiscal 2021 compared with fiscal 2020 was primarily due to the recognition of prior and current year impacts of including stock-based compensation in the intercompany R&D cost sharing arrangement and a decrease in excess tax benefits with respect to stock-based compensation. The increase was partially offset by decreases in the tax rate due to nontaxable increases in the value of our deferred compensation plan assets and a shift in the geographic mix of earnings with less earnings subject to U.S. tax at 21%.

The decrease in the effective tax rate for fiscal 2020 compared with fiscal 2019 was primarily due to an increase in excess tax benefits with respect to stock-based compensation.
On June 22, 2020, the United States Supreme Court (Supreme Court) denied certiorari in the Altera tax case. Xilinx is not a party to the proceedings but is subject to the findings of the case. The Altera tax case concerns related party R&D cost sharing arrangements and whether stock-based compensation should be included in the pool of costs to be shared. With the Supreme Court’s decision not to hear the Altera case, the decision of the Ninth Circuit Court of Appeals (which applies to taxpayers such as Xilinx) that stock-based compensation is to be included in the pool of costs to be shared remains in place. During fiscal 2021, we recorded current year expense and expense for fiscal 2018 through fiscal 2020 taxes and interest representing the cumulative adverse impact. Despite the decision in the Altera case, we have concluded that the related law remains unsettled and we will continue to monitor developments and the potential effect on our consolidated financial statements and tax filings.

We have manufacturing operations in Singapore for which we have been granted "Pioneer Status" effective through fiscal 2021. The Pioneer Status reduces our local tax on Singapore income from a statutory rate of 17% to zero percent. During fiscal 2020, we received awards from the Singapore Economic Development Board for a Development and Expansion Incentive that will reduce our local tax on Singapore income from a statutory rate of 17% to 5%, effective for fiscal years 2022 through 2031.

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

To date, the COVID-19 pandemic has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Fiscal 2021 Compared to Fiscal 2020

Cash, Cash Equivalents and Short-term and Long-term Investments

As of April 3, 2021, we had cash, cash equivalents and short-term investments of $3.08 billion and working capital of $3.12 billion. As of March 28, 2020, cash, cash equivalents and short-term investments were $2.27 billion and working capital was $1.82 billion.

As of April 3, 2021, we had $882.2 million of cash, cash equivalents and short-term investments held by our non-U.S. entities. Substantially all $882.2 million of cash, cash equivalents and short-term investments held by our non-U.S. entities will be available for use in the U.S. without incurring additional U.S. federal income taxes.

During fiscal 2021, our operations generated net cash flow of $1.09 billion, which was $97.6 million lower than the $1.19 billion generated during fiscal 2020. The net cash flow from operations generated during fiscal 2021 was primarily from net income as adjusted for non-cash related items and increases in accrued liabilities, accounts payable and income taxes payable. These items were partially offset by increases in other assets and accounts receivable.

Net cash used in investing activities was $1.29 billion during fiscal 2021 as compared to net cash provided by investing activities of $680.2 million in fiscal 2020. Net cash used in investing activities during fiscal 2021 consisted of $1.21 billion of net purchase of available-for-sale, $49.7 million of purchases of property, plant and equipment and software, $20.3 million of other investing activities and $7.1 million of net cash paid in connection with the acquisitions.

Net cash used in financing activities was $145.0 million in fiscal 2021, as compared to $1.64 billion in fiscal 2020. Net cash used in financing activities during fiscal 2021 consisted of $500.0 million settlement of our $500.0 million principal amount of 3.000% Notes (2021 Notes) issued in March 2014, $53.7 million of payment to repurchase common stock, $278.7 million of dividend payments to stockholders, $64.1 million of taxes paid related to net share settlement of restricted stock units and $48.6 million payments related to other financing activities, which were partially offset by $744.4 million proceeds from issuance of the 2030 Notes and $55.6 million proceeds from the issuance of common stock under employee stock plans.

Accounts Receivable

Accounts receivable increased by $12.2 million and days sales outstanding (DSO) increased to 34 days at April 3, 2021 from 31 days at March 28, 2020. Our accounts receivable was primarily current. The increase was primarily due to timing of customer shipments and collections.

Inventories

Inventories increased to $311.1 million as of April 3, 2021 from $304.3 million as of March 28, 2020, while inventory days at Xilinx increased to 116 days at April 3, 2021 from 106 days at March 28, 2020. We attempt to maintain sufficient levels of inventory in various product, package and speed configurations in order to keep lead times short and to meet forecasted customer demand as well as address potential supply constraints. Conversely, we also attempt to minimize the handling costs associated with maintaining higher inventory levels and to fully realize the opportunities for cost reductions associated with architecture and manufacturing process advancements. We continually strive to balance these two objectives to provide excellent customer response at a competitive cost.

Property, Plant and Equipment and Software

During fiscal 2021, we invested $49.7 million in property, plant and equipment and software, as compared to $129.3 million in fiscal 2020. Primary investments in fiscal 2021 were for machinery and equipment, building improvements, software, computer equipment and equipment related to the support of our new products development and infrastructures.

Current Liabilities

Current liabilities decreased to $624.6 million at the end of fiscal 2021 from $1.09 billion at the end of fiscal 2020. The changes were primarily due to the settlement of our $500.0 million 2021 Notes in March 2021, as well as a decrease of $84.9 million in our other accrued liabilities. These decreases were partially offset by increases of $96.9 million in accrued payroll and related liabilities, $13.9 million in accounts payable and $12.3 million in income tax payable.

Stockholders' Equity

Stockholders' equity increased $571.9 million to $2.89 billion during fiscal 2021 from $2.32 billion in fiscal 2020. The increases were primarily due to $646.5 million in net income for fiscal 2021 and $246.2 million of stock-based compensation, partially offset by repurchase of common stock of approximately $50.00 million and $278.7 million of payment of dividends to stockholders.

Fiscal 2020 Compared to Fiscal 2019

For discussion related to the results of operations and liquidity and capital resources for fiscal 2020 compared to fiscal 2019, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended March 28, 2020 filed with the SEC.

Liquidity and Capital Resources

To date, the COVID-19 pandemic has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Cash generated from operations is used as our primary source of liquidity and capital resources. Additional sources of liquidity are cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments along with cash generated from operations will be sufficient to fund operations, including capital expenditures, working capital needs, debt-related payments and other business requirements over the next 12 months. On December 1, 2020, we terminated our $400.0 million senior unsecured revolving credit facility. We had made no borrowings under this credit facility and was not in violation of any of the covenants before the termination.

We repurchased 685 thousand shares of our common stock for approximately $53.7 million during fiscal 2021. Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date we announced the planned merger with AMD. During fiscal 2020, we repurchased 12.9 million shares of common stock for approximately $1.21 billion. During fiscal 2021, we issued $750 million of debt, which further strengthens our liquidity and capital resources. During fiscal 2021, we paid $278.7 million in cash dividends to stockholders, representing $1.14 per common share. As required under the Merger Agreement, our quarterly dividends have been suspended until a date that is at least 12 months after the signing date of the Merger Agreement. During fiscal 2020, we paid $371.8 million in cash dividends to stockholders, representing $1.48 per common share. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 3, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Inventory and manufacturing-related purchase obligations (1)	$252.4	$252.4	$—	$—	$—
Other ongoing operations (2)	36.0	34.5	1.4	0.1	—
Operating leases (3)	64.3	12.9	15.6	12.9	22.9
2024 Notes-principal and interest (4)	820.2	14.7	44.3	761.2	—
2030 Notes-principal and interest (4)	913.8	11.9	35.6	35.6	830.7
Other long-term liabilities (5)	40.0	32.9	7.1	—	—
Tax obligations (6)	406.7	42.8	123.1	240.8	—
Total	$2,533.4	$402.1	$227.1	$1,050.6	$853.6

(1)Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications.

(2)As of April 3, 2021, we had $36.0 million in commitments primarily related to open purchase orders from ordinary operations.

(3)Operating lease obligations represent undiscounted lease payments under non-cancelable leases as of April 3, 2021. See "Note 8. Leases and Commitments" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our operating lease obligations.

(4)For purposes of this table we have assumed the outstanding principal of our debentures will be paid on maturity dates, June 1, 2024 for the 2024 Notes and June 1, 2030 for the 2030 Notes. See "Note 12. Debt and Credit Facility" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for additional information about our debentures.

(5)Other long-term liabilities primarily represent future fixed and non-cancellable cash payments associated with software license contracts, including the payments due within the next 12 months.

(6)Tax obligations represent future cash payments related to the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act.

As of April 3, 2021, $460.9 million of liabilities were classified as long-term income taxes payable in the consolidated balance sheets. Of the $460.9 million, $363.9 million was the estimated long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act. The remaining $97.0 million of the long-term income taxes payable was for uncertain tax positions and related interest and penalties.

Off-Balance-Sheet Arrangements

As of April 3, 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See "Note 2. Summary of Significant Accounting Policies and Concentrations of Risk" to our consolidated financial statements, included in Item 8. "Financial Statements and Supplementary Data," for information about recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consists of fixed income securities with a fair value of approximately $2.32 billion as of April 3, 2021. The fixed income investments include mortgage-backed securities, commercial mortgage-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and asset-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer's credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at April 3, 2021 and March 28, 2020 would have affected the fair value of our investment portfolio by approximately $9.3 million and $8.0 million, respectively.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of April 3, 2021 and March 28, 2020, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	April 3, 2021	March 28, 2020
Singapore Dollar	$30.0	$28.9
Euro	28.6	33.5
Indian Rupee	99.3	76.0
British Pound	23.8	20.2
Japanese Yen	—	2.4
Chinese Yuan	33.4	26.3
	$215.1	$187.3

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2023. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders' equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at April 3, 2021 and March 28, 2020 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $17.0 million for each year. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at April 3, 2021 and March 28, 2020 would have affected the value of foreign-currency-denominated cash and investments by less than $17.0 million as of each date.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XILINX, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	April 3, 2021	March 28, 2020	March 30, 2019
Net revenues	$3,147,599	$3,162,666	$3,059,040
Cost of revenues:
Cost of products sold	966,604	1,025,234	955,868
Amortization of acquisition-related intangibles	28,000	22,396	—
Total cost of revenues	994,604	1,047,630	955,868
Gross margin	2,152,995	2,115,036	2,103,172
Operating expenses:
Research and development	904,639	853,589	743,027
Selling, general and administrative	483,749	432,308	398,416
Amortization of acquisition-related intangibles	11,468	8,889	4,930
Restructuring charges	—	28,362	—
Total operating expenses	1,399,856	1,323,148	1,146,373
Operating income	753,139	791,888	956,799
Interest and other income (expense), net	(23,461)	42,096	11,533
Income before income taxes	729,678	833,984	968,332
Provision for income taxes	83,170	41,263	78,582
Net income	$646,508	$792,721	$889,750
Net income per common share:
Basic	$2.65	$3.15	$3.52
Diluted	$2.62	$3.11	$3.47
Shares used in per share calculations:
Basic	244,257	251,732	252,762
Diluted	247,229	254,943	256,434

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Net income	$646,508	$792,721	$889,750
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	(228)	16,456	8,979
Reclassification adjustment for (gains) on available-for-sale securities	(108)	(2,412)	(260)
Net change in unrealized (losses) gains on hedging transactions	15,574	(13,188)	(7,181)
Reclassification adjustment for losses (gains) on hedging transactions	(4,500)	2,923	5,603
Cumulative translation adjustment, net	7,426	(646)	(4,441)
Other comprehensive income	18,164	3,133	2,700
Total comprehensive income	$664,672	$795,854	$892,450

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	April 3, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,438,528	$1,777,703
Short-term investments	1,640,371	489,513
Accounts receivable, net of allowances for doubtful accounts of $3,149 and $3,239 in 2021 and 2020, respectively	285,214	273,028
Inventories	311,085	304,340
Prepaid expenses and other current assets	71,064	64,557
Total current assets	3,746,262	2,909,141
Property, plant and equipment, at cost:
Land	65,298	65,298
Buildings	378,729	376,879
Machinery and equipment	510,771	497,090
Furniture and fixtures	49,389	50,048
	1,004,187	989,315
Accumulated depreciation and amortization	(659,164)	(616,741)
Net property, plant and equipment	345,023	372,574
Goodwill	620,697	619,196
Acquisition-related intangibles, net	171,592	200,344
Other assets	635,627	592,079
Total Assets	$5,519,201	$4,693,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,046	$102,131
Accrued payroll and related liabilities	328,344	231,439
Income taxes payable	48,468	36,217
Other accrued liabilities	131,697	216,634
Current portion of long-term debt	—	499,260
Total current liabilities	624,555	1,085,681
Long-term debt	1,492,688	747,110
Long-term income taxes payable	460,926	447,383
Other long-term liabilities	54,071	98,111
Commitments and contingencies (Note 8 and Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 2,000,000 shares authorized; 245,808 and 243,810 shares issued and outstanding in 2021 and 2020, respectively	2,458	2,438
Additional paid-in capital	1,383,494	1,145,083
Retained earnings	1,503,122	1,187,805
Accumulated other comprehensive loss	(2,113)	(20,277)
Total stockholders’ equity	2,886,961	2,315,049
Total Liabilities and Stockholders’ Equity	$5,519,201	$4,693,334

See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$646,508	$792,721	$889,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	122,432	97,485	70,704
Amortization - others	64,082	60,048	33,656
Stock-based compensation	246,230	186,723	147,942
Amortization of debt discount	652	663	1,144
Provision for deferred income taxes	(32,212)	11,962	(32,993)
Others	457	(25,968)	3,901
Changes in assets and liabilities:
Accounts receivable, net	(12,186)	66,889	47,081
Inventories	(6,746)	17,947	(78,602)
Prepaid expenses and other current assets	(5,454)	1,081	(4,696)
Other assets	(56,794)	(3,094)	(27,484)
Accounts payable	16,208	(10,637)	11,137
Accrued liabilities (including restructuring charges)	81,644	(23,699)	46,585
Income taxes payable	28,400	18,715	(16,910)
Net cash provided by operating activities	1,093,221	1,190,836	1,091,215
Cash flows from investing activities:
Purchases of available-for-sale securities	(5,238,914)	(1,470,888)	(1,998,881)
Proceeds from sale of available-for-sale and equity securities	76,407	670,604	35,734
Proceeds from maturity of available-for-sale securities	3,952,115	2,092,219	1,650,604
Purchases of property, plant, equipment and software	(49,665)	(129,289)	(89,045)
Acquisition of businesses, net of cash acquired	(7,103)	(454,651)	(234,145)
Other investing activities, net	(20,262)	(27,791)	(54,810)
Net cash provided by (used in) investing activities	(1,287,422)	680,204	(690,543)
Cash flows from financing activities:
Repurchases of common stock	(53,682)	(1,208,917)	(161,551)
Taxes paid related to net share settlement of restricted stock units	(64,059)	(80,736)	(48,335)
Proceeds from issuance of common stock through various stock plans	55,588	53,277	48,669
Payment of dividends to stockholders	(278,674)	(371,793)	(364,244)
Repayment of debt	(500,000)	—	(500,000)
Proceeds from issuance of long-term debts	744,427	—	—
Other financing activities	(48,574)	(29,658)	(10,049)
Net cash used in financing activities	(144,974)	(1,637,827)	(1,035,510)
Net increase (decrease) in cash and cash equivalents	(339,175)	233,213	(634,838)
Cash and cash equivalents at beginning of period	1,777,703	1,544,490	2,179,328
Cash and cash equivalents at end of period	$1,438,528	$1,777,703	$1,544,490
Supplemental disclosure of cash flow information:
Interest paid	$49,352	$49,076	$70,326
Income taxes paid, net	$87,441	$10,154	$128,377
Unsettled investment receivables	$550	$1,119	$655
Unsettled investment payables	$15,746	$77,936	$—
Capital expenditures included in accounts payable and accrued liabilities	$9,476	$51,980	$66,237
See notes to consolidated financial statements.

XILINX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 31, 2018	253,377	$2,534	$878,672	$1,513,656	$(34,509)	$2,360,353
Components of comprehensive income:
Net income	—	—	—	889,750	—	889,750
Other comprehensive loss	—	—	—	—	2,700	2,700
Cumulative-effect of equity investments adoption	—	—	—	(8,399)	8,399	—
Issuance of common shares under employee stock plans, net	2,950	29	306	—	—	335
Repurchase and retirement of common stock	(2,436)	(24)	(21,509)	(140,018)	—	(161,551)
Stock-based compensation expense	—	—	147,942	—	—	147,942
Cumulative-effect of deferred tax from intra-entity asset transfer adoption				(13,776)	—	(13,776)
Cash dividends declared ($1.44 per common share)	—	—	—	(364,244)	—	(364,244)
Balance as of March 30, 2019	253,891	2,539	1,005,411	1,876,969	(23,410)	2,861,509
Components of comprehensive income:
Net income	—	—	—	792,721	—	792,721
Other comprehensive income	—	—	—	—	3,133	3,133
Issuance of common shares under employee stock plans, net	2,817	28	(27,487)	—	—	(27,459)
Repurchase and retirement of common stock	(12,898)	(129)	(102,375)	(1,110,092)	—	(1,212,596)
Stock-based compensation expense	—	—	186,723	—	—	186,723
Stock-based compensation capitalized in inventory	—	—	923	—	—	923
Additional tax benefit recognized relating to fiscal 2014 redemption of convertible debt	—	—	81,888		—	81,888
Cash dividends declared ($1.48 per common share)	—	—	—	(371,793)	—	(371,793)
Balance as of March 28, 2020	243,810	2,438	1,145,083	1,187,805	(20,277)	2,315,049
Components of comprehensive income:
Net income	—	—	—	646,508	—	646,508
Other comprehensive income	—	—	—	—	18,164	18,164
Issuance of common shares under employee stock plans, net	2,683	27	(10,341)	—	—	(10,314)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	246,230	—	—	246,230
Cash dividends declared ($1.14 per common share)	—	—	—	(278,674)	—	(278,674)
Balance as of April 3, 2021	245,808	$2,458	$1,383,494	$1,503,122	$(2,113)	$2,886,961

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

Note 2.Summary of Significant Accounting Policies and Concentrations of Risk

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xilinx and its wholly-owned subsidiaries after elimination of all intercompany transactions. The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2021 was a 53-week year ended on April 3, 2021. Fiscal 2020 and 2019 were 52-week years ended on March 28, 2020 and March 30, 2019, respectively. Fiscal 2022 will be a 52-week year ending on April 2, 2022.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not currently aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 3, 2021. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. These investments consist of money market funds, non-financial institution securities, U.S. and foreign government and agency securities and financial institution securities. Short-term investments consist of mortgage-backed securities, non-financial institution securities, U.S. and foreign government and agency securities, financial institution securities, asset-backed securities and commercial mortgage-backed securities with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments are investments with remaining maturities greater than one year, unless the investments are specifically identified to fund current operations, in which case they are classified as short-term investments. Equity investments are also classified as long-term investments if they are not intended to fund current operations. There were no long-term investments as of April 3, 2021 or March 28, 2020.

The Company maintains its cash balances with various banks with high quality ratings, and with investment banking and asset management institutions. The Company manages its liquidity risk by investing in a variety of money market funds, high-grade commercial paper, corporate bonds, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and bank time deposits. This diversification of investments is consistent with its policy to maintain liquidity and ensure the ability to collect principal. The Company maintains an offshore investment portfolio denominated in U.S. dollars. All investments are made pursuant to corporate investment policy guidelines. Investments include Euro commercial paper, Euro dollar bonds, offshore time deposits, U.S. and foreign government and agency securities, asset-backed securities, commercial mortgage-backed securities and mortgage-backed securities issued by U.S. government-sponsored enterprises and agencies.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. No investments were classified as held-to-maturity as of April 3, 2021 or March 28, 2020. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders' equity. See "Note 3. Fair Value Measurements" for information relating to the determination of fair value. Realized gains and losses on available-for-sale securities and declines in value resulting from credit loss are included in interest and other expense, net. In determining if and when a decline in value below the adjusted cost of available for sale securities is resulting from credit loss, we evaluate on an ongoing basis the collectability of the instrument, market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. The cost of securities matured or sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	April 3, 2021	March 28, 2020
Raw materials	$25,927	$35,562
Work-in-process	220,228	204,501
Finished goods	64,930	64,277
	$311,085	$304,340

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets of three to five years for machinery, equipment, furniture and fixtures and 15 to 30 years for buildings. Depreciation expense totaled $69.0 million, $60.7 million and $53.3 million for fiscal 2021, 2020 and 2019, respectively.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis, or more frequently if indicators of potential impairment exist, using a fair-value-based approach. Based on the impairment review performed during the fourth quarter of fiscal 2021, there was no impairment of goodwill in fiscal 2021. Unless there are indicators of impairment, the Company's next impairment review for goodwill will be performed and completed in the fourth quarter of fiscal 2022. To date, no impairment indicators have been identified.

Revenue Recognition

Revenue from sales to the Company's distributors is recognized upon the transfer of control, which typically occurs at shipment, and is reduced by estimated allowances for distributor price adjustments and rights of return. The distributor price adjustments are estimated using the expected value method based on an analysis of actual and forecasted ship and debit claims, at the distributor and part level to account for current pricing and business trends. For fiscal 2021, approximately 58% of the Company's net revenues were from products sold to distributors for subsequent resale to OEMs or their subcontract manufacturers.

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

The Company uses the straight-line attribution method to recognize stock-based compensation costs over the requisite service period of the time-based awards. Stock-based compensation costs for performance-based awards are recognized when it becomes probable that the performance conditions will be met. The Company amortizes stock-based compensation costs for performance-based awards using the accelerated method, as required under the authoritative guidance.

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

The Tax Cuts and Jobs Act introduced GILTI, which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. The FASB allows companies to either (1) recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years (deferred method) or (2) account for taxes on GILTI as period costs in the year the tax is incurred (period method). The Company elected the deferred method.

Business Combinations

The Company uses the acquisition method of accounting and allocate the fair value of purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

Lease

The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments over the lease term. The Company uses the incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. The Company elected the practical expedients to not separate lease and non-lease components within lease transactions, and to not record on the balance sheet leases with a term of 12 months or less. The Company's finance leases were immaterial.

Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of both fiscal 2021 and 2020, the accrual balance of the product warranty liability was immaterial.

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

Concentrations of Credit Risk

Avnet, one of the Company's distributors, distributes the Company's products worldwide. As of April 3, 2021 and March 28, 2020, Avnet accounted for 13% and 31% of the Company's total net accounts receivable, respectively. We expect our accounts receivable to fluctuate as we partner with our distributors to manage their inventory requirements. Avnet 's revenue accounted for 43%, 42% and 45% of the Company's worldwide net revenues in fiscal 2021, 2020 and 2019, respectively. The percentage of worldwide net revenues from Avnet is consistent with historical patterns.

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

The Company mitigates concentrations of credit risk in its investments in debt securities by currently investing more than 95% of its portfolio in AA (or its equivalent) or higher-grade securities as rated by Standard & Poor's or Moody's Investors Service equivalent. The Company's methods to arrive at investment decisions are not solely based on the rating agencies' credit ratings. Xilinx also performs additional credit due diligence and conducts regular portfolio credit reviews, including a review of counterparty credit risk related to the Company's forward currency exchange contracts. Additionally, Xilinx limits its investments in the debt securities of a single issuer based upon the issuer's credit rating and attempts to further mitigate credit risk by diversifying risk across geographies and type of issuer.

As of April 3, 2021, all of the mortgage-backed securities in the investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor's and Aaa by Moody's Investors Service.

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

Recent Accounting Pronouncements Adopted

Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires a forward-looking expected credit loss model for financial assets, including accounts receivable and available for sale debt securities. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the impact of the adoption was not material to the Company's consolidated financial statements.

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the adoption did not impact the Company's consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted this authoritative guidance in the first quarter of fiscal 2021 and the impact of the adoption was not material to the Company's consolidated financial statements.

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

Note 3.Fair Value Measurements

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company's fair value methodology during fiscal 2021 and the Company did not adjust or override any fair value measurements as of April 3, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of April 3, 2021 and March 28, 2020:

	April 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$583,390	$—	$—	$583,390
Financial institution securities	—	274,985	—	274,985
Non-financial institution securities	—	158,981	—	158,981
Foreign government and agency securities	—	247,979	—	247,979
Short-term investments:
Financial institution securities	—	159,997	—	159,997
Non-financial institution securities	—	374,854	—	374,854
U.S. government and agency securities	378,686	189,481	—	568,167
Foreign government and agency securities	—	414,876	—	414,876
Mortgage-backed securities	—	109,603	—	109,603
Asset-backed securities	—	172	—	172
Commercial mortgage-backed securities	—	12,702	—	12,702
Derivative financial instruments, net	—	3,519	—	3,519
Total assets measured at fair value	$962,076	$1,947,149	$—	$2,909,225

	March 28, 2020
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash equivalents:
Money market funds	$656,038	$—	$—	$656,038
Financial institution securities	—	175,000	—	175,000
Non-financial institution securities	—	361,692	—	361,692
U.S. government and agency securities	150,999	62,274	—	213,273
Foreign government and agency securities	—	244,300	—	244,300
Short-term investments:
Financial institution securities	—	150,000	—	150,000
Non-financial institution securities	—	115,043	—	115,043
U.S. government and agency securities	1,000	2,000	—	3,000
Foreign government and agency securities	—	9,973	—	9,973
Mortgage-backed securities	—	158,804	—	158,804
Asset-backed securities	—	2,549	—	2,549
Commercial mortgage-backed securities	—	50,144	—	50,144
Total assets measured at fair value	$808,037	$1,331,779	$—	$2,139,816
Liabilities
Derivative financial instruments, net	$—	$12,381	$—	$12,381
Total liabilities measured at fair value	$—	$12,381	$—	$12,381
Net assets measured at fair value	$808,037	$1,319,398	$—	$2,127,435

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $750.0 million principal amount of 2.950% notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2024 Notes and 2030 Notes as of April 3, 2021 were approximately, $796.1 million and $736.7 million, respectively, based on the last trading price of the respective debentures for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of April 3, 2021, the Company had non-marketable equity securities in private companies of $115.5 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are also recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are only measured at fair value when indicators of impairment exist.

Note 4.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	April 3, 2021				March 28, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$583,390	$—	$—	$583,390	$656,038	$—	$—	$656,038
Financial institution
securities	434,982	—	—	434,982	325,000	—	—	325,000
Non-financial institution
securities	533,835	—	—	533,835	476,735	—	—	476,735
U.S. government and
agency securities	568,122	45	—	568,167	216,178	95	—	216,273
Foreign government and
agency securities	662,855	—	—	662,855	254,283	7	(17)	254,273
Mortgage-backed securities	108,460	1,488	(345)	109,603	156,836	2,445	(477)	158,804
Asset-backed securities	159	13	—	172	2,533	18	(2)	2,549
Commercial mortgage-
backed securities	12,622	86	(6)	12,702	50,566	134	(556)	50,144
	$2,904,425	$1,632	$(351)	$2,905,706	$2,138,169	$2,699	$(1,052)	$2,139,816

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of April 3, 2021 and March 28, 2020.

The following tables show the fair values and gross unrealized losses of the Company's investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of April 3, 2021 and March 28, 2020:

	April 3, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$37,442	$(216)	$9,835	$(129)	$47,277	$(345)
Commercial mortgage-
backed securities	2,671	(5)	181	(1)	2,852	(6)
	$40,113	$(221)	$10,016	$(130)	$50,129	$(351)

	March 28, 2020
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$13,492	$(88)	$31,819	$(389)	$45,311	$(477)
Asset-backed securities	1,641	(2)	—	—	1,641	(2)
Foreign government and
agency securities	30,998	(17)	—	—	30,998	(17)
Commercial mortgage-
backed securities	30,593	(282)	2,589	(274)	33,182	(556)
	$76,724	$(389)	$34,408	$(663)	$111,132	$(1,052)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of April 3, 2021 and March 28, 2020 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities, asset-back securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amounts due to the Company. Additionally, in the past several years a portion of the Company's investment in mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of April 3, 2021 and March 28, 2020. The Company neither intends to sell these marketable debt securities nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	April 3, 2021
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,200,109	$2,200,156
Due after one year through five years	2,345	2,390
Due after five years through ten years	15,907	16,403
Due after ten years	102,674	103,367
	$2,321,035	$2,322,316

As of April 3, 2021, $122.2 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Proceeds from sale of available-for-sale and equity securities	$76,407	$670,604	$35,734
Gross realized gains on sale of available-for-sale securities	$801	$3,349	$372
Gross realized losses on sale of available-for-sale securities	(450)	(216)	(51)
Net realized gains on sale of available-for-sale securities	$351	$3,133	$321
Amortization of premiums (discounts) on available-for-sale securities	$(280)	$3,551	$8,118

The cost of securities matured or sold is based on the specific identification method.

Note 5.Derivative Financial Instruments

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

In March and May 2020, the Company entered into interest rate swap contracts with an independent financial institution in an effort to reduce the risk of changes in the underlying benchmark interest rate. During the first quarter of fiscal 2021, the Company unwound these interest rate swap contracts and recognized an immaterial loss. The loss is being amortized as an additional increase to interest expense over the remaining life of the 2030 Notes. There was no hedge ineffectiveness during all periods presented.

As of April 3, 2021 and March 28, 2020, the Company had the following outstanding forward currency exchange contracts (in notional amount), which were derivative financial instruments:

(In thousands and U.S. dollars)	April 3, 2021	March 28, 2020
Singapore Dollar	$30,024	$28,875
Euro	28,600	33,474
Indian Rupee	99,255	76,076
British Pound	23,795	20,191
Japanese Yen	—	2,433
Chinese Yuan	33,408	26,266
	$215,082	$187,315

As part of the Company's strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, the Company employs a hedging program with a forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through February 2023. The net unrealized gains, which approximate the fair market value of the outstanding forward currency exchange contracts, are expected to be recognized in the consolidated statements of income within the next two years.

As of April 3, 2021, all of the forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income (loss) and reclassified into net income in the same period during which the hedged transaction affects earnings. The estimated amount of such gains or losses as of April 3, 2021 that is expected to be reclassified into earnings was not material.

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

The Company had the following derivative instruments as of April 3, 2021 and March 28, 2020, located on the consolidated balance sheet, utilized for risk management purposes detailed above:

	Foreign Exchange Contracts
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
April 3, 2021	Prepaid expenses and other current assets	$4,381	Other accrued liabilities	$862
March 28, 2020	Prepaid expenses and other current assets	30	Other accrued liabilities	9,140

The Company does not offset or net the fair value amounts of derivative financial instruments in its consolidated balance sheets. The potential effect of rights of set-off associated with the derivative financial instruments was not material to the Company's consolidated balance sheet for all periods presented.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for fiscal 2021 and 2020:

	Foreign Exchange Contracts
	Years Ended
(In thousands)	April 3, 2021	March 28, 2020
Amount of gains/(losses) recognized in other comprehensive income on derivative (effective portion of cash flow hedging)	$10,471	$(7,637)
Amount of (losses)/gains reclassified from accumulated other comprehensive income into income (effective portion) [1]	4,500	(2,923)
Amount of losses recorded (ineffective portion) [2]	—	(8)

1Recorded in operating expense and cost of products sold within the consolidated statements of income in fiscal 2021. Recorded in interest and other expense, net within the consolidated statements of income in fiscal 2020.
2Recorded in interest and other expense, net within the consolidated statements of income.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's Amended and Restated 1990 Employee Qualified Stock Purchase Plan (ESPP):

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Stock-based compensation included in:
Cost of revenues	$12,765	$10,035	$8,820
Research and development	150,271	114,976	86,428
Selling, general and administrative	83,194	61,540	52,694
Restructuring charges and Executive transition costs	—	172	—
Stock-based compensation effect on income before taxes	246,230	186,723	147,942
Income tax effect	(50,802)	(38,013)	(29,361)
Net stock-based compensation effect on net income	$195,428	$148,710	$118,581

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

As of April 3, 2021 and March 28, 2020, the ending inventory balances included $3.0 million and $3.0 million of capitalized stock-based compensation. During fiscal 2021, 2020 and 2019, the tax benefit realized for the tax deduction from restricted stock units (RSUs) and other awards totaled $59.7 million, $72.7 million and $44.4 million, respectively. The tax deduction includes amounts credited to income tax expense.

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

The weighted-average fair value per share of stock purchase rights granted under the ESPP during fiscal 2021, 2020 and 2019 were $42.05, $31.97 and $26.57, respectively. These fair values per share were estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Expected life of options (years)	1.3	1.3	1.3
Expected stock price volatility	0.46	0.35	0.33
Risk-free interest rate	0.1%	1.7%	2.5%
Dividend yield	0.7%	1.5%	1.7%

The estimated fair values of RSU awards were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during fiscal 2021, 2020 and 2019 were $106.36, $109.53 and $66.94, respectively. The weighted average fair value of RSUs granted in fiscal 2021, 2020 and 2019 were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Risk-free interest rate	0.2%	1.8%	2.7%
Dividend yield	1.2%	1.3%	2.1%

As of April 3, 2021, total unrecognized stock-based compensation costs related to ESPP was $19.9 million. The total unrecognized stock-based compensation cost for ESPP is expected to be recognized over a weighted-average period of 0.7 years.

Equity Incentive Plans

As of April 3, 2021, 11.8 million shares are available for future grants under the 2007 Equity Incentive Plan (2007 Equity Plan). The contractual term for stock awards granted under the 2007 Equity Plan is seven years from the grant date. Stock awards granted to existing and newly hired employees generally vest over a four-year period from the date of grant.

A summary of shares available for grant under the 2007 Equity Plan is as follows:

(Shares in thousands)	Shares Available for Grant
March 31, 2018	11,342
Additional shares reserved	3,000
RSUs granted	(3,559)
RSUs cancelled	536
March 30, 2019	11,319
Additional shares reserved	6,000
RSUs granted	(2,756)
RSUs cancelled	487
March 28, 2020	15,050
Additional shares reserved	—
RSUs granted	(3,885)
RSUs cancelled	680
April 3, 2021	11,845

The types of awards allowed under the 2007 Equity Plan include incentive stock options, non-qualified stock options, RSUs, restricted stock and stock appreciation rights. To date, the Company has issued a mix of non-qualified stock options and RSUs under the 2007 Equity Plan.

The total pre-tax intrinsic value of options exercised during fiscal 2021 and 2020 was immaterial. This intrinsic value represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise.

Since the Company adopted the policy of retiring all repurchased shares of its common stock, new shares are issued upon employees' exercise of their stock options.

RSU Awards

A summary of the Company's RSU activity and related information is as follows:

	RSUs Outstanding
(Shares and intrinsic value in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
March 31, 2018	6,989	$51.39
Granted	3,559	$66.94
Vested (2)	(2,681)	$49.05
Cancelled	(536)	$55.09
March 30, 2019	7,331	$59.54
Granted	2,756	$109.53
Vested (2)	(2,820)	$55.24
Cancelled	(487)	$75.09
March 28, 2020	6,780	$80.53
Granted	3,885	$106.36
Vested (2)	(2,558)	$71.07
Cancelled	(680)	$85.26
April 3, 2021	7,427	$96.45	2.38	$966,233

Expected to vest as of April 3, 2021	6,066	$96.76	2.38	$787,637

(1)Aggregate intrinsic value for RSUs represents the closing price per share of Xilinx's stock on April 3, 2021 of $129.85, multiplied by the number of RSUs outstanding or expected to vest as of April 3, 2021.

(2)The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

RSUs with a fair value of $181.8 million vested during fiscal 2021. As of April 3, 2021, total unrecognized stock-based compensation costs related to non-vested RSUs was $487.7 million. The total unrecognized stock-based compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Under the Company's ESPP, qualified employees can obtain a 24-month purchase right to purchase the Company's common stock at the end of each six-month exercise period. Participation is limited to 15% of the employee's annual earnings up to a maximum of $21 thousand in a calendar year. Approximately 84% of all eligible employees participated in the ESPP. The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the 24-month offering period or at the end of each six-month exercise period. Employees purchased 762 thousand shares for $55.6 million in fiscal 2021, 719 thousand shares for $53.0 million in fiscal 2020, and 1.0 million shares for $48.3 million in fiscal 2019. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2022. As of April 3, 2021, 11.9 million shares were available for future issuance.

Note 7. Supplemental Financial Information

The following tables disclose the current liabilities and other assets that individually exceed 5% of the respective consolidated balance sheet amounts in each fiscal year. Individual balances that are less than 5% of the respective consolidated balance sheet amounts are aggregated and disclosed as "other."

(In thousands)	April 3, 2021	March 28, 2020
Other assets:
Deferred tax asset	$176,429	$149,415
Deferred compensation plan asset	167,956	111,092
Lease assets	48,322	57,819
Investments in non-marketable equity securities	115,494	101,026
Software license contracts	84,002	121,439
Others	43,424	51,288
	$635,627	$592,079

(In thousands)	April 3, 2021	March 28, 2020
Accrued payroll and related liabilities:
Accrued compensation	$139,391	$99,197
Deferred compensation plan liability	180,379	121,936
Others	8,574	10,306
	$328,344	$231,439

(In thousands)	April 3, 2021	March 28, 2020
Other accrued liabilities:
Interest payable	$14,426	$9,480
Accruals related to software licenses	32,908	41,093
Unsettled investment transactions	15,746	77,936
Restructuring accruals	—	13,454
Lease liabilities	10,461	11,109
Others	58,156	63,562
	$131,697	$216,634

Note 8.Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company's building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company's leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of April 3, 2021:

Fiscal	(In thousands)
2022	$12,924
2023	8,605
2024	7,037
2025	6,514
2026	6,403
Thereafter	22,925
Total lease payments	64,408
Less: Imputed interest	(13,089)
Total lease liabilities	$51,319

The Company's leases were included as a component of the following consolidated balance sheet lines:

(In thousands)	April 3, 2021	March 28, 2020
Other assets	$48,322	$57,819
Other accrued liabilities	10,461	11,109
Other long-term liabilities	40,858	48,964

The components of lease costs were as follows:

(In thousands)	April 3, 2021	March 28, 2020
Operating lease cost	$15,225	$16,584
Lease income	(3,359)	(2,799)
Total lease cost	$11,866	$13,785

Other information related to leases was as follows:

(In thousands)	April 3, 2021	March 28, 2020
Cash paid for operating leases included in operating cash flows	$13,713	$12,571

	April 3, 2021	March 28, 2020
Weighted-average remaining lease term - operating leases (in years)	6.9	7.3
Weighted-average remaining discount rate - operating leases	5.7%	5.6%

Other commitments as of April 3, 2021 totaled $252.4 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of April 3, 2021, the Company had $36.0 million in commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through August 2025.

Note 9. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from the information on the consolidated statements of income, and there are no reconciling items in the numerator used to compute diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Years Ended
(In thousands, except per share amounts)	April 3, 2021	March 28, 2020	March 30, 2019
Net income available to common stockholders	$646,508	$792,721	$889,750
Weighted average common shares outstanding-basic	244,257	251,732	252,762
Dilutive effect of employee equity incentive plans	2,972	3,211	3,672
Weighted average common shares outstanding-diluted	247,229	254,943	256,434
Basic earnings per common share	$2.65	$3.15	$3.52
Diluted earnings per common share	$2.62	$3.11	$3.47

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been antidilutive. These options and RSUs were immaterial for fiscal 2021, 2020 and 2019. but could be dilutive in the future if the Company's average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 10. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Interest income	$10,759	$52,462	$77,295
Interest expense	(53,689)	(39,820)	(52,883)
Other income (expense), net	19,469	29,454	(12,879)
	$(23,461)	$42,096	$11,533

Note 11. Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive loss are as follows:

(In thousands)	April 3, 2021	March 28, 2020
Accumulated unrealized gains on available-for-sale securities, net of tax	$983	$1,319
Accumulated unrealized gains (losses) on hedging transactions, net of tax	904	(10,170)
Accumulated cumulative translation adjustment, net of tax	(4,000)	(11,426)
Accumulated other comprehensive loss	$(2,113)	$(20,277)

The related tax effects of other comprehensive loss were not material for all periods presented.

Note 12. Debt and Credit Facility

2021 Notes

On March 12, 2014, the Company issued the 2021 Notes at a discounted price of 99.281% of par. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15. The effective interest rate of the 2021 Notes is 3.115%. The coupon interest rate of the 2021 Notes is 3.000%. The Company retired the matured the 2021 Notes in March 2021.

The Company received net proceeds of $495.4 million from issuance of the 2021 Notes, after the debt discounts and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2021 Notes.

The following table summarizes the carrying value of the 2021 Notes in the Company's consolidated balance sheets:

(In thousands)	April 3, 2021	March 28, 2020
Principal amount of the 2021 Notes	$—	$500,000
Unamortized discount of the 2021 Notes	—	(517)
Unamortized debt issuance costs associated with the 2021 Notes	—	(223)
Carrying value of the 2021 Notes	$—	$499,260

Interest expense related to the 2021 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Contractual coupon interest	$14,416	$15,000	$15,000
Amortization of debt discount, net	517	546	530
Amortization of debt issuance costs	223	244	244
Total interest expense related to the 2021 Notes	$15,156	$15,790	$15,774

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received net proceeds of $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of April 3, 2021, the remaining term of the 2024 Notes is approximately 3.2 years.

The following table summarizes the carrying value of the 2024 Notes in the Company's consolidated balance sheets:

(In thousands)	April 3, 2021	March 28, 2020
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(405)	(525)
Unamortized debt issuance costs associated with the 2024 Notes	(1,797)	(2,365)
Carrying value of the 2024 Notes	$747,798	$747,110

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the consolidated statements of income as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Contractual coupon interest	$21,773	$22,873	$25,875
Amortization of debt discount	120	117	113
Amortization of debt issuance costs	568	567	568
Total interest expense related to the 2024 Notes	$22,461	$23,557	$26,556

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of April 3, 2021, the remaining term of the 2030 Notes is approximately 9.2 years.

The following table summarizes the carrying value of the 2030 Notes as of April 3, 2021:

(In thousands)	April 3, 2021
Principal amount of the 2030 Notes	$750,000
Unamortized discount of the 2030 Notes	(187)
Unamortized debt issuance costs associated with 2030 Notes	(4,923)
Carrying Value of the 2030 Notes	$744,890

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

Years Ended
(In thousands)	April 3, 2021
Contractual coupon interest	$15,608
Amortization of debt discount, net	16
Amortization of debt issuance costs	448
Total interest expense related to the 2030 Notes	$16,072

Revolving Credit Facility

On December 7, 2016, the Company entered into a $400.0 million senior unsecured revolving credit facility that, upon certain conditions, may be extended by an additional $150.0 million, with a syndicate of banks (expiring in December 2021). Borrowings under the credit facility bore interest at a benchmark rate plus an applicable margin based upon the Company's credit rating. In connection with the credit facility, the Company was required to maintain certain financial and non-financial covenants. On December 1, 2020, the Company terminated the senior unsecured revolving credit facility. The Company had made no borrowings under this credit facility and was not in violation of any of the covenants before the termination.

Note 13. Stockholders' Equity

Preferred Stock

The Company's Certificate of Incorporation authorized 2.0 million shares of undesignated preferred stock. The preferred stock may be issued in one or more series. The Company's board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to, or imposed upon, any wholly unissued series of preferred stock. As of April 3, 2021 and March 28, 2020, no preferred shares were issued or outstanding.

Common Stock and Debentures Repurchase Programs

The Company's board of directors has approved stock repurchase programs enabling the Company to repurchase its common stock in the open market or through negotiated transactions with independent financial institutions. On October 22, 2019, the Company's board of directors authorized a repurchase program to repurchase the Company's common stock and debentures up to $1.00 billion (2019 Repurchase Program). The 2019 Repurchase Program has no stated expiration date.

Through April 3, 2021, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. Pursuant to the terms of the Merger Agreement, the Company suspended its repurchase program on October 27, 2020, the date the Company announced its planned merger with AMD. The Company's current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of April 3, 2021 and March 28, 2020.

During fiscal 2021, the Company repurchased 685 thousand shares of common stock in the open market and through accelerated share repurchase agreements with independent financial institutions for a total of $53.7 million. During fiscal 2020, the Company repurchased 12.9 million shares of common stock in the open market with independent financial institutions for a total of $1.21 billion.

Note 14. Income Taxes

The provision for income taxes consists of the following:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Federal:
Current	$97,708	$(2,056)	$90,674
Deferred	(20,671)	11,527	(30,746)
	77,037	9,471	59,928
State:
Current	5,008	5,480	4,623
Deferred	(4,352)	9,289	2,545
	656	14,769	7,168
Foreign:
Current	11,682	26,915	16,282
Deferred	(6,205)	(9,892)	(4,796)
	5,477	17,023	11,486
Total	$83,170	$41,263	$78,582

The domestic and foreign components of income before income taxes were as follows:

(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Domestic	$5,293	$145,339	$173,082
Foreign	724,385	688,645	795,250
Income before income taxes	$729,678	$833,984	$968,332

The Company recorded excess tax benefits associated with stock-based compensation of $17.8 million, $37.4 million, and $14.2 million in the provision for income taxes during fiscal 2021, 2020, and 2019 respectively.

As of April 3, 2021, the Company had federal net operating loss carryforwards of $171.4 million from acquisition activity. The net operating loss carryforwards have expirations between fiscal 2022 and fiscal 2039 and some are subject to change of ownership limitations provided by the Internal Revenue Code. As of April 3, 2021, the Company had state net operating loss carryforwards of $184.2 million primarily from acquisition activity. The state net operating loss carryforwards include $170.4 million which is not likely to be recovered and has been reduced by a valuation allowance.

As of April 3, 2021, the Company had foreign tax credit carryforwards of $3.1 million and state research tax credit carryforwards of $239.8 million. The foreign tax credit expires in fiscal 2031 and the state research credits are carried forward indefinitely. Some of the state credit carryforwards are subject to change of ownership limitations provided by state provisions similar to that of the Internal Revenue Code. The state credit carryforwards include $199.8 million that is not likely to be recovered and has been reduced by a valuation allowance. As of April 3, 2021, the Company had foreign tax credit carryforwards of $2.8 million in local foreign jurisdictions. All $2.8 million of foreign tax credit carryforwards in local foreign jurisdictions is not likely to be recovered and has been reduced by a valuation allowance.

The provision for income taxes reconciles to the amount derived by applying the federal statutory income tax rate to income before provision for taxes as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Income before provision for taxes	$729,678	$833,984	$968,332
Federal statutory tax rate	21.0%	21.0%	21.0%
Computed expected tax	153,232	175,137	203,350
State taxes, net of federal benefit	2,762	16,085	6,379
Foreign earnings at lower tax rates	(20,975)	(69,103)	(98,387)
Tax credits	(34,287)	(35,846)	(31,679)
Transition tax	—	—	21,063
Excess benefits from stock-based compensation	(17,842)	(37,428)	(14,196)
Fiscal 2014 amended returns	—	(9,398)	—
Deferred compensation plan asset	(9,818)	—	—
Other	10,098	1,816	(7,948)
Provision for income taxes	$83,170	$41,263	$78,582

The Company has manufacturing operations in Singapore where the Company has been granted "Pioneer Status" that is effective through fiscal 2021. The Pioneer Status reduces the Company's tax on the majority of Singapore income from 17% to zero percent. During fiscal 2020, the Company received awards from the Singapore Economic Development Board for a Development and Expansion Incentive that will reduce its local tax on Singapore income from a statutory rate of 17% to 5% for the fiscal years 2022 through 2031. The benefits of Pioneer Status in Singapore for fiscal 2021, fiscal 2020 and fiscal 2019 were approximately $46.7 million ($0.19 per diluted share), $42.3 million ($0.17 per diluted share), and $48.0 million ($0.19 per diluted share), respectively. The tax effect of operations in low tax jurisdictions on the Company's overall tax rate is reflected in the table above.

The major components of deferred tax assets and liabilities consisted of the following:

(In thousands)	April 3, 2021	March 28, 2020
Deferred tax assets:
Stock-based compensation	$18,578	$18,600
Accrued expenses	22,080	12,159
Tax credit carryforwards	195,520	172,998
Deferred compensation plan	39,189	28,394
Low income housing and other investments	3,179	2,880
GILTI deferred taxes	32,225	24,306
Tax loss carryforwards	56,521	57,969
Intangible assets	—	1,755
Operating leases	12,487	11,317
Other	10,136	7,465
Subtotal	389,915	337,843
Valuation allowance	(172,517)	(150,907)
Total deferred tax assets	217,398	186,936
Deferred tax liabilities:
Unremitted foreign earnings	(5,949)	(8,432)
Intangible assets	(11,675)	—
Distributor price adjustments	(7,812)	(7,540)
Operating leases	(11,713)	(11,317)
Other	(3,903)	(12,499)
Total deferred tax liabilities	(41,052)	(39,788)
Total net deferred tax assets	$176,346	$147,148

Long-term deferred tax assets of $176.4 million and $149.4 million as of April 3, 2021 and March 28, 2020, respectively, were included in other assets on the consolidated balance sheet.

As of April 3, 2021 and March 28, 2020, gross deferred tax assets were offset by valuation allowances of $172.5 million and $150.9 million, respectively, which were primarily associated with state net operating losses and state tax credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands)	April 3, 2021	March 28, 2020
Balance as of beginning of fiscal year	$88,840	$147,616
Increases in tax positions for prior years	47,244	4,481
Decreases in tax positions for prior years	(10,837)	(90,521)
Increases in tax positions for current year	20,704	27,524
Settlements	(693)	—
Lapses in statutes of limitation	(227)	(260)
Balance as of end of fiscal year	$145,031	$88,840

The Company’s total gross unrecognized tax benefits increased by $56.2 million during fiscal 2021. If the remaining balance of $145.0 million and $88.8 million of unrecognized tax benefits as of April 3, 2021 and March 28, 2020, respectively, were realized in a future period, it would result in a tax benefit of $106.4 million and $47.4 million, respectively, thereby reducing the effective tax rate.

The Company's policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $3.4 million as of April 3, 2021 and not material for the prior period presented. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2017 and for significant U.S. state income tax purposes for years through fiscal 2014. The statutes of limitations have closed for Ireland and India income tax purposes for years through fiscal 2016.
The Company is currently under examination by the U.S. Internal Revenue Service (IRS) for fiscal 2018 through fiscal 2019. The Company believes its provision for unrecognized tax benefits is adequate for adjustments that may result from the IRS and other tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. It is reasonably possible that changes to the Company's unrecognized tax benefits could be significant in the next twelve months due to tax audit settlements and lapses of statutes of limitation. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of increase or decrease that could occur in the next twelve months cannot be made at this time.
During fiscal 2021, a court case was decided about an income tax matter relevant to Xilinx. The series of court decisions began on July 27, 2015, when the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit overturned the Tax Court’s decision. On November 12, 2019, the Ninth Circuit denied Altera's request for a rehearing and on June 22, 2020, the Supreme Court denied certiorari. The Company is not a party to the proceedings but is subject to the findings of the case. With the Supreme Court’s decision not to hear the Altera case, the decision of the Ninth Circuit (which applies to taxpayers such as Xilinx) that stock-based compensation is to be included in the pool of costs to be shared remains in place. During fiscal 2021, the Company recorded current year expense and expense for fiscal 2018 through fiscal 2020 taxes and interest representing the cumulative adverse impact. Despite the decision in the Altera case, the Company has concluded that the related law remains unsettled and will continue to monitor developments and the potential effect on its consolidated financial statements and tax filings.

Note 15. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products and services through independent domestic and foreign distributors and through direct sales to OEMs and EMS.
Geographic revenue information for fiscal 2021, 2020 and 2019 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. Long-lived assets were based on the physical location of the asset as of the end of each fiscal year.

Net revenues by geographic region were as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
North America:
United States	$792,703	$807,260	$748,245
Other (individual countries less than 10%)	87,409	107,692	100,478
Total North America	880,112	914,952	848,723

Asia Pacific:
China	1,020,445	912,729	850,595
Other (individual countries less than 10%)	508,729	562,493	534,987
Total Asia Pacific	1,529,174	1,475,222	1,385,582

Europe (individual countries less than 10%)	515,001	533,984	586,893
Japan	223,312	238,508	237,842
Total Foreign	2,267,487	2,247,714	2,210,317

Worldwide Total	$3,147,599	$3,162,666	$3,059,040

Net long-lived assets (property, plant and equipment, net and operating leases) by country at fiscal year-ends were as follows:

	Years Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
United States	$215,271	$225,291	$212,385
Foreign:
Ireland	36,748	39,038	36,984
Singapore	50,552	62,642	62,257
India	67,016	74,058	12,015
Other (individual countries less than 10%)	23,759	29,364	5,288
Total foreign	178,075	205,102	116,544
Worldwide total	$393,346	$430,393	$328,929

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

(% of total net revenues)	2021	% Change in Dollars	2020	% Change in Dollars	2019
A&D, Industrial and TME	44%	6	41%	5	41%
Automotive, Broadcast and Consumer	16%	1	16%	8	15%
Wired and Wireless	30%	(14)	34%	(1)	36%
Data Center	10%	20	9%	22	7%
Channel Revenue	—%	nm*	—%	nm*	1%
Total net revenues	100%	—	100%	3	100%
*not meaningful

Note 16. Litigation Settlements and Contingencies

Patent Litigation

On October 18, 2019, a patent infringement lawsuit was filed by Arbor Global Strategies LLC (Arbor) against the Company in the U.S. District Court in Delaware (Arbor Global Strategies LLC, v. Xilinx, Inc., Case No. 1:19-cv-01986). The lawsuit pertains to four patents and Arbor seeks unspecified damages, interest, attorneys’ fees, and costs. The Company filed a motion to dismiss the case on December 19, 2019 that was denied on August 12, 2020. Discovery in the case is now open, and Arbor served its infringement contentions on December 9, 2020. A trial has been set to begin on May 23, 2022. On September 4, 2020, the Company filed four inter partes review (IPR) petitions directed at each of the four Arbor patents. On March 5, 2021, the Patent Trial and Appeal Board (PTAB) entered decisions granting institution of all four IPR petitions. Subsequently, the parties filed an agreed stay motion on March 10, 2021 for the district court litigation. On March 11, 2021, the Court issued an order staying the case until the issuance of the PTAB’s Final Written Decision on the last-instituted of the parties’ pending IPRs, which is expected no later than March 2022. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company’s management intends to contest the case vigorously.

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225). The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction. The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. The Company filed amended counterclaims on April 3, 2020. The Company filed a motion to strike ADI’s affirmative defense of inequitable conduct on May 8, 2020, which the Court granted on February 9, 2021. The parties exchanged infringement contentions on August 17, 2020, and invalidity contentions on September 15, 2020. Between July 17 and December 4, 2020, the Company filed nine IPR petitions challenging the patentability of seven ADI asserted patents. Thus far, the PTAB has entered decisions granting institution of IPR on six ADI asserted patents, U.S. Patent No. 10,250,250, U.S. Patent No. 8,487,659, and U.S. Patent No. 7,012,463, U.S. Patent No. 7,286,075, U.S. Patent No. 6,900,750 and U.S. Patent No. 7,719,452. Between August 31 and September 15, 2020, ADI filed eight IPR petitions challenging eight Xilinx asserted patents. The PTAB entered decisions granting institution of IPR on the eight Xilinx asserted patents, U.S. Patent No. 8,548,071, U.S. Patent No. 7,224,184, U.S. Patent No. 7,088,767, U.S. Patent No. 7,187,709, U.S. Patent No. 7,015,838, U.S. Patent No. 7,280,590, U.S. Patent No. 7,116,251 and U.S. Patent No. 6,975,132. On February 22, 2021, the Court issued an order staying the case until the issuance of the PTAB’s Final Written Decision on the last-instituted of the parties’ pending IPRs, which is expected no later than June 2022. At that time, if either party believes a stay should continue, that party may file a motion with the Court within 10 days after the issuance of the last decision, and the other party may oppose. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company’s management intends to contest ADI’s case vigorously.

On April 30, 2020, a patent infringement lawsuit was filed by FG SRC LLC (SRC) against the Company in the U.S. District Court in Delaware (FG SRC LLC, v. Xilinx, Inc., Case No. 1:20-cv-00601). The lawsuit pertains to two patents and SRC seeks unspecified damages, interest, and an on-going royalty. The Company filed its answer to the complaint on June 29, 2020. On July 20, 2020, SRC filed an amended complaint. On August 3, 2020, the Company filed a motion to dismiss the amended complaint. On August 6, 2020, the Company filed a motion to stay this case in Delaware bankruptcy court in view of the pending bankruptcy of the prior owner of the patents. This motion to stay was denied on September 23, 2020. The motion to dismiss was denied on February 10, 2021. On March 22, 2021, SRC filed an amended complaint removing one of the two previously asserted patents. Discovery in the case is now open. SRC’s infringement contentions are due on June 3, 2021 and a trial has been set for March 20, 2023. No schedule has been set in the case. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company’s management intends to contest the case vigorously.

On September 16, 2020, five patent infringement lawsuits (Case Nos. 1:20-cv-01228, 1:20-cv-01229, 1:20-cv-01231, 1:20-cv-01232 1:20-cv-01233) were filed by WSOU Investments, LLC - d/b/a Brazos Licensing and Development (WSOU Investments) in the U.S. District Court in Delaware. Each lawsuit pertains to a single patent and WSOU Investments seeks unspecified damages, interest, attorneys’ fees, and costs. No schedule has been set in any of the cases. On November 9, 2020, the Company filed a motion to dismiss WSOU Investments’ indirect infringement claims in each of the cases. In response, WSOU Investments filed amended complaints, limiting its request for pre-suite damages to the direct infringement claims. The Company filed motions to dismiss the indirect infringement claims in the amended complaints on December 7, 2020. These motions remain pending. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company’s management intends to contest the cases vigorously.

The Company intends to continue to protect and defend its IP vigorously.

Shareholder Litigation

On December 7, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and the members of its board of directors (Stein v. Xilinx, Inc., et al., Case No. 5:20-cv-08637). The complaint alleges that the registration statement issued in connection with the proposed merger between Xilinx and Advanced Micro Devices, Inc. (AMD) omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, Rule 14a-9 thereunder and SEC Regulation G, rendering the registration statement false and misleading. Specifically, the complaint alleges that the registration statement failed to disclose material information regarding AMD's and the Company’s financial projections and Credit Suisse's discounted cash flow analyses of the Company and AMD. The complaint seeks an order: enjoining the proposed merger unless and until additional disclosures are issued; rescinding the proposed merger, to the extent it closes; awarding damages; awarding costs, including attorneys’ fees, expert fees and expenses; and awarding such other relief as the court deems proper. On March 3, 2021, the complaint was voluntarily dismissed.

On December 11, 2020, a purported stockholder of the Company filed a putative class-action complaint in the New York Supreme Court against Xilinx, the members of its board of directors, AMD and Throne Merger Sub (Nunez v. Xilinx, Inc., et al., Case No. 656971/2020). The complaint alleges that the Company's board of directors breached their fiduciary duties by entering into the transaction, agreeing to purportedly preclusive deal protection terms and engaging in an allegedly flawed process that did not involve an adequate market check or approval by a committee of disinterested and independent directors. The complaint also alleges that the Company's board of directors "caused to be filed" the registration statement issued in connection with the proposed merger between the Company and AMD that purportedly omitted material information with respect to the merger. The registration statement allegedly omits information regarding the sale process, AMD's and the Company's financial projections, certain details regarding the financial analyses performed by each of Morgan Stanley, Bank of America, Credit Suisse and DBO and certain details regarding compensation for Morgan Stanley. Finally, the complaint alleges that the Company and AMD aided and abetted the Company's board of directors in their breach of fiduciary duties. The complaint seeks certification of a class action, injunctive relief enjoining the merger, damages and costs, among other remedies. On March 1, 2021, the purported stockholder amended his complaint to remove certain allegations regarding allegedly misleading disclosures and class allegations. On March 22, 2021, the amended complaint was voluntarily discontinued.

On December 11, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Colorado against the Company and the members of its board of directors (Hale v. Xilinx, Inc., et al., Case No. 1:20-cv-03629). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies. On February 17, 2021, the complaint was voluntarily dismissed.

On December 15, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company, the members of its board of directors, AMD and Thrones Merger Sub (Shumacher v. Xilinx, Inc., et al., Case No. 1:20-cv-10595). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies. On April 9, 2021, the complaint was voluntarily dismissed.

On December 18, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and the members of its board of directors (Achterberg v. Xilinx, Inc., et al., Case No. 1:20-cv-10715). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections and certain details regarding the financial analyses performed by Morgan Stanley and Bank of America. The complaint seeks injunctive relief enjoining the merger, an amended registration statement, damages and costs, among other remedies. On March 26, 2021, the complaint was voluntarily dismissed.

On December 30, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against Xilinx and the members of its board of directors, (Sandhu v. Xilinx, Inc., et al., Case No. 5:20-cv-09440). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies. On April 26, 2021, the complaint was voluntarily dismissed.

On January 15, 2021, a purported stockholder of the Company filed a putative class-action complaint in the United States District Court for the Northern District of California against the Company and the members of its board of directors (Stein v. Xilinx, Inc., et al., Case No. 3:21-cv-00393). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections and certain details regarding the financial analyses performed by Morgan Stanley and Bank of America. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies. On March 10, 2021, the complaint was voluntarily dismissed.

On January 28, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California against the Company and the members of its board of directors (Murphy v. Xilinx, Inc., et al., Case No. 5:21-cv-0695). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks injunctive relief enjoining the merger, damages and costs, among other remedies. On April 8, 2021, the complaint was voluntarily dismissed.

On February 13, 2021, a purported stockholder of the Company filed a putative class-action complaint in the Northern District of California against the Company and the members of its board of directors (Stanisci v. Xilinx, Inc., et al., Case No. 5:21-cv-01108). The complaint raises federal securities disclosure claims and alleges, among other things, that the registration statement issued in connection with the proposed merger between the Company and AMD omitted material information with respect to the merger, including information regarding AMD's and the Company's financial projections, certain details regarding the financial analyses performed by Morgan Stanley and Bank of America, and certain details regarding compensation for Morgan Stanley. The complaint seeks certification of a class, injunctive relief enjoining the merger, damages and costs, among other remedies. On April 19, 2021, the complaint was voluntarily dismissed.

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

Note 17. Goodwill and Acquisition-Related Intangibles

Summaries of goodwill and acquisitions-related intangibles balances as of April 3, 2021 and March 28, 2020 were as follows:

(In thousands)	March 28, 2020	Acquisitions	Other	April 3, 2021
Goodwill	$619,196	1,284	217	$620,697

			Weighted-Average
(In thousands)	April 3, 2021	March 28, 2020	Amortization Life
Core technology, gross	$249,847	$209,131
Less accumulated amortization	(133,007)	(105,007)
Core technology, net	116,840	104,124	3.8 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(67,999)	(56,531)
Other intangibles, net	27,760	39,228	3.4 years

In-process research and development	26,992	56,992

Total acquisition-related intangibles, gross	372,598	361,882
Less accumulated amortization	(201,006)	(161,538)
Total acquisition-related intangibles, net	$171,592	$200,344

During the third quarter of fiscal 2021, the Company recorded $1.3 million of goodwill and $10.7 million of intangibles attributable to the acquisition of Falcon Computing Solutions. See "Note 20. Business Combination" to the Company's consolidated financial statements.

Based on the carrying value of acquisition-related intangibles recorded as of April 3, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2022	$43,502
2023	41,836
2024	37,586
2025	14,747
2026	6,929
Total	$144,600
In-process research and development is not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

Note 18. Employee Benefit Plans

Xilinx offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans were $18.3 million, $16.5 million and $15.1 million in fiscal 2021, 2020 and 2019, respectively. For employees in the U.S., Xilinx instituted a Company matching program pursuant to which the Company will match contributions to Xilinx's 401(k) Plan (the 401(k) Plan) based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. Xilinx will match up to 50% of the first 8% of an employee's compensation that the employee contributed to their 401(k) accounts. The maximum Company contribution per year is $4,500 per employee. As permitted under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. The Compensation Committee of the Company's board of directors administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who have reached the age of 50 before the close of the plan year may be eligible to make catch-up salary deferral contributions, up to 75% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

The Company allows its U.S.-based officers, director-level employees and its board members to defer a portion of their compensation under the Deferred Compensation Plan (the Plan). The Compensation Committee administers the Plan. As of April 3, 2021, there were 275 participants in the Plan who self-direct their contributions into a menu of hypothetical investment options offered by the Plan that tracks a portfolio of various deemed investment funds. The Plan does not allow Plan participants to invest directly in Xilinx's stock. In the event Xilinx becomes insolvent, Plan assets are subject to the claims of the Company's general creditors. There are no Plan provisions that provide for any guarantees or minimum return on investments. As of April 3, 2021, Plan assets of $168.0 million were included in other assets within the consolidated balance sheet and obligations of $180.4 million were included in accrued payroll and related liabilities. As of March 28, 2020, Plan assets were $111.1 million and obligations were $121.9 million.

Note 19. Restructuring Charges

The Company had no restructuring charges during fiscal 2021 and fiscal 2019.

During the fourth quarter of fiscal 2020, the Company announced cost-saving measures designed to drive structural operating efficiencies across the Company, including a targeted global workforce reduction in force. The Company recorded restructuring charges of $28.4 million in fiscal 2020, primarily related to severance pay expenses and separately presented on the consolidated statements of income. The Company completed the restructuring activities by the end of the first quarter of fiscal 2021.

Note 20. Business Combinations

During fiscal 2021, the Company acquired Falcon Computing Solutions, a privately-held leading provider of high-level synthesis compiler optimization technology for approximately $12.0 million. The acquisition will make adaptive computing more accessible to software developers by enhancing the Xilinx Vitis unified software platform with automated hardware optimizations. The Company recognized $1.3 million of goodwill and $10.7 million of acquisition-related intangibles from this acquisition.

During fiscal 2020, the Company acquired Solarflare Communications, Inc. (Solarflare), a leading provider of high-performance, low latency networking solutions for customers spanning FinTech to cloud computing for approximately $400.0 million. This acquisition enables the Company to combine its industry leading solutions with Solarflare's ultra-low latency network interface card (NIC) technology and onload application acceleration software, to enable new converged SmartNIC solutions. The Company recognized $237.2 million of goodwill and $106.0 million of acquisition-related intangibles from this acquisition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xilinx, Inc. (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 14, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation
Description of the Matter
At April 3, 2021, the Company’s inventory balance was $311 million. As discussed in Note 2 to the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period. Obsolete inventory or inventory in excess of management’s forecasted demand is written down to its estimated net realizable value if less than cost.
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
May 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Xilinx, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Xilinx, Inc.'s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xilinx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 3, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated May 14, 2021 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
San Jose, California
May 14, 2021

XILINX, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Description	Beginning of Year	Additions	Deductions	End of Year
For the year ended March 30, 2019:
Allowance for doubtful accounts	$3,170	$—	$—	$3,170
Valuation allowance for deferred tax assets	$101,383	$17,390	$—	$118,773
For the year ended March 28, 2020:
Allowance for doubtful accounts	$3,170	$79	$10	$3,239
Valuation allowance for deferred tax assets	$118,773	$34,488	$2,354	$150,907
For the year ended April 3, 2021:
Allowance for doubtful accounts	$3,239	$—	$90	$3,149
Valuation allowance for deferred tax assets	$150,907	$21,610	$—	$172,517

Supplementary Financial Data
Quarterly Data (Unaudited)

(In thousands, except per share amounts)
Year ended April 3, 2021 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$726,673	$766,535	$803,404	$850,987
Gross margin	493,873	541,719	547,000	570,403
Income before income taxes	163,362	194,646	176,134	195,536
Net income	93,836	193,816	170,972	187,884
Net income per common share: (2)
Basic	$0.39	$0.79	$0.70	$0.76
Diluted	$0.38	$0.79	$0.69	$0.75
Shares used in per share calculations:
Basic	243,180	244,837	245,145	245,774
Diluted	245,543	246,763	248,148	249,030
Cash dividends declared per common share	$0.38	$0.38	$0.38	$—
(1)Xilinx uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2021 was a 53-week year and each quarter was a 13-week quarter except the third quarter, which was a 14-week quarter.
(2)Net income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual net income per common share.

(In thousands, except per share amounts)
Year ended March 28, 2020 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$849,632	$833,366	$723,499	$756,169
Gross margin	562,863	540,260	483,478	528,435
Income before income taxes	262,550	215,845	165,843	189,746
Net income	241,459	226,993	162,012	162,257
Net income (loss) per common share: (2)
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the criteria established in the Report "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of April 3, 2021.

The effectiveness of the Company's internal control over financial reporting as of April 3, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

ITEM 9B.OTHER INFORMATION

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

ITEM 11.EXECUTIVE COMPENSATION
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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item pursuant to Item 403 of Regulation S-K is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement. The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information
The table below sets forth certain information as of fiscal year ended April 3, 2021 about the Company's common stock that may be issued upon the exercise of options, RSUs, warrants and rights under all of our existing equity compensation plans including the ESPP:

(Shares in thousands)	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column A)
Equity Compensation Plans Approved by Security Holders
2007 Equity Plan	7,469	(1)	$—	(2)	11,845	(3)
Employee Stock Purchase Plan	N/A		N/A		11,882
Total-Approved Plans	7,469		$—		23,727
Equity Compensation Plans Not Approved by Security Holders	—		$—		—
Total-All Plans	7,469		$—		23,727
(1)Includes approximately 7.4 million shares issuable upon vesting of RSUs that the Company granted under the 2007 Equity Plan.
(2)No outstanding options, warrants and rights exist as of fiscal year ended April 3, 2021.
(3)On July 26, 2006, the stockholders approved the adoption of the 2007 Equity Plan and authorized 10.0 million shares to be reserved for issuance thereunder. The 2007 Equity Plan, which became effective on January 1, 2007, replaced both the Company's 1997 Stock Plan (which expired on May 8, 2007) and the Supplemental Stock Option Plan. On August 9, 2007, August 14, 2008, August 12, 2009, August 11, 2010, August 10, 2011, August 8, 2012, August 14, 2013, August 13, 2014, August 10, 2016, August 9, 2017, August 1, 2018, and August 8, 2019, our stockholders authorized the reserve of an additional 5.0 million shares, 4.0 million shares, 5.0 million shares, 4.5 million shares, 4.5 million shares, 3.5 million shares, 2.0 million shares, 3.0 million shares, 2.5 million shares, 1.9 million shares, 3.0 million shares, and 6.0 million shares respectively. All of the shares reserved for issuance under the 2007 Equity Plan may be granted as stock options, stock appreciation rights, restricted stock or RSUs.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm" and "Fees Paid to Ernst & Young LLP" in our Proxy Statement.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

	(3)	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits
EXHIBIT LIST

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	†	Agreement and Plan of Merger, dated as of October 26, 2020, by and among Advanced Micro Devices, Inc., Thrones Merger Sub, Inc. and Xilinx, Inc.	8-K	000-18548	2.1	10/27/2020
3.1		Restated Certificate of Incorporation, as amended to date	10-K	000-18548	3.1	5/30/2007
3.2		Bylaws of the Company, as amended effective as of October 26, 2020	8-K	000-18548	3.1	10/27/2020
4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-18548	4.1	5/8/2020
4.2		Indenture, dated as of June 14, 2007, between the Company as Issuer and The Bank of New York Trust Company, N.A. as Trustee	S-3	333-143769	4.4	6/15/2007
4.3		Supplemental Indenture, dated as of May 30, 2017, between the Company and U.S. Bank National Association, as trustee for the 2024 Notes	8-K	000-18548	4.01	5/30/2017
4.4		Third Supplemental Indenture, dated as of August 31, 2017, between the Company and U.S. Bank National Association, as trustee	8-K	000-18548	99.1	9/1/2017
4.5		Indenture, dated as of May 19, 2020, by and between Xilinx, Inc. and U.S. Bank National Association	8-K	000-18548	4.1	5/19/2020
4.6		First Supplemental Indenture, dated as of May 19, 2020, by and between Xilinx, Inc. and U.S. Bank National Association	8-K	000-18548	4.2	5/19/2020
10.1	*	Amended and Restated 1990 Employee Qualified Stock Purchase Plan	DEF 14A	000-18548	Appendix A	6/21/2019
10.2P	*	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-34568	10.17	4/27/1990
10.3	*	2007 Equity Incentive Plan	DEF 14A	000-18548	Appendix B	6/21/2019
10.4	*	Form of Stock Option Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.24	5/30/2007

			Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	10-K	000-18548	10.25	5/30/2007
10.7	*	Restricted Stock Issuance Agreement	10-Q	000-18548	10.15	8/9/2011
10.8	*	Performance Based Restricted Stock Issuance Agreement	10-Q	000-18548	10.16	8/9/2011
10.9	+	Master Distributor Agreement, dated as of March 12, 2014, between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/16/2014
10.10	*	Form of Change in Control Agreement					X
10.11		Amendment, dated as of February 20, 2015, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.15	5/15/2017
10.12	+	Amendment, dated as of March 28, 2016, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.16	5/15/2017
10.13	+	Addendum, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.17	5/15/2017
10.14		Amendment, dated as of March 1, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-K	000-18548	10.18	5/15/2017
10.15	+	Addendum, dated as of April 2, 2017, to Master Distributor Agreement between the Company and Avnet, Inc.	10-Q	000-18548	10.1	7/28/2017
10.16	*	Employment Agreement, dated as of January 4, 2018, by and between Xilinx, Inc. and Victor Peng	8-K	000-18548	10.1	1/5/2018
10.17	*	Form of Change in Control Agreement (for Change in Control Agreements entered into after December 28, 2019)	10-K	000-18548	10.2	5/8/2020
10.18	*	Summary of Fiscal Year 2021 Executive Incentive Plan	8-K	000-18548	N/A	5/15/2020
10.19	*	Form of Performance-Based Restricted Stock Unit Issuance Agreement under 2007 Equity Incentive Plan	10-Q	000-18548	10.1	7/31/2020
10.20	+	Sales Exhibit, effective March 29, 2020, entered into pursuant to the Addendum to Master Distribution Agreement, dated April 2, 2017, by and between the Company and Avnet, Inc.	10-Q	000-18548	10.1	10/22/2020
10.21	*	Offer Letter for Brice Hill as Executive Vice President and Chief Financial Officer, dated March 31, 2020	10-Q	000-18548	10.2	10/22/2020
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included in the signature page)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
P	Filed on Paper

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 14, 2021

XILINX, INC.
By:	/s/ Victor Peng
Victor Peng
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Peng and Brice Hill, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Peng	President and Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2021
(Victor Peng)

/s/ Brice Hill	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 14, 2021
(Brice Hill)

/s/ Dennis Segers	Chairman of the Board of Directors	May 14, 2021
(Dennis Segers)

/s/ Raman K. Chitkara	Director	May 14, 2021
(Raman K. Chitkara)

/s/ Saar Gillai	Director	May 14, 2021
(Saar Gillai)

/s/ Ronald S. Jankov	Director	May 14, 2021
(Ronald S. Jankov)

/s/ Mary Louise Krakauer	Director	May 14, 2021
(Mary Louise Krakauer)

/s/ Thomas H. Lee	Director	May 14, 2021
(Thomas H. Lee)

/s/ Jon A. Olson	Director	May 14, 2021
(Jon A. Olson)

/s/ Elizabeth W. Vanderslice	Director	May 14, 2021
(Elizabeth W. Vanderslice)