Form 10-Q
period 2021-07-03
XILINX INC
filed 2021-07-30
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of July 16, 2021
Common Stock, $0.01 par value	247,468,170

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

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	July 3, 2021	June 27, 2020
Net revenues	$878,606	$726,673
Cost of revenues:
Cost of products sold	283,441	226,103
Amortization of acquisition-related intangibles	9,066	6,697
Total cost of revenues	292,507	232,800
Gross margin	586,099	493,873
Operating expenses:
Research and development	247,975	210,113
Selling, general and administrative	124,920	105,383
Amortization of acquisition-related intangibles	2,841	2,862
Total operating expenses	375,736	318,358
Operating income	210,363	175,515
Interest and other income (expense), net	1,000	(12,153)
Income before income taxes	211,363	163,362
Provision for income taxes	5,022	69,526
Net income	$206,341	$93,836
Net income per common share:
Basic	$0.84	$0.39
Diluted	$0.83	$0.38
Cash dividends per common share	$—	$0.38
Shares used in per share calculations:
Basic	245,860	243,180
Diluted	249,320	245,543

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Net income	$206,341	$93,836
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on available-for-sale securities	(450)	368
Reclassification adjustment for losses (gains) on available-for-sale securities	22	(277)
Change in unrealized gains (losses) on hedging transactions	233	7,129
Reclassification adjustment for (gains) losses on hedging transactions	(2,172)	1,687
Cumulative translation adjustment, net	1,269	(2,867)
Other comprehensive (loss) income	(1,098)	6,040
Total comprehensive income	$205,243	$99,876

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	July 3, 2021	April 3, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,426,919	$1,438,528
Short-term investments	1,962,712	1,640,371
Accounts receivable, net	233,887	285,214
Inventories	287,043	311,085
Prepaid expenses and other current assets	75,848	71,064
Total current assets	3,986,409	3,746,262
Property, plant and equipment, at cost	1,017,742	1,004,187
Accumulated depreciation and amortization	(673,749)	(659,164)
Net property, plant and equipment	343,993	345,023
Goodwill	633,200	620,697
Acquisition-related intangibles, net	179,696	171,592
Other assets	708,885	635,627
Total Assets	$5,852,183	$5,519,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,437	$116,046
Accrued payroll and related liabilities	375,708	328,344
Income taxes payable	92,665	48,468
Other accrued liabilities	111,086	131,697
Total current liabilities	714,896	624,555
Long-term debt	1,492,999	1,492,688
Long-term income taxes payable	469,358	460,926
Other long-term liabilities	55,326	54,071
Total liabilities	2,732,579	2,632,240
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	2,459	2,458
Additional paid-in capital	1,410,893	1,383,494
Retained earnings	1,709,463	1,503,122
Accumulated other comprehensive loss	(3,211)	(2,113)
Total stockholders’ equity	3,119,604	2,886,961
Total Liabilities and Stockholders’ Equity	$5,852,183	$5,519,201

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$206,341	$93,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	32,192	31,749
Amortization - others	17,946	15,059
Stock-based compensation	67,609	50,383
Benefit for deferred income taxes	(52,345)	(8,979)
Others	(562)	2,640
Changes in assets and liabilities:
Accounts receivable, net	51,329	(32,152)
Inventories	24,042	12,127
Prepaid expenses and other current assets	(10,716)	(1,925)
Other assets	(29,831)	(23,018)
Accounts payable	17,133	1,333
Accrued liabilities	9,534	29,622
Income taxes payable	57,225	74,796
Net cash provided by operating activities	389,897	245,471
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,322,798)	(1,678,000)
Proceeds from sale and maturity of available-for-sale and equity securities	983,775	318,857
Purchases of property, plant and equipment and software	(17,186)	(15,461)
Other investing activities	(2,509)	(6,280)
Acquisition of business, net of cash acquired	(30,533)	—
Net cash used in investing activities	(389,251)	(1,380,884)
Cash flows from financing activities:
Repurchases of common stock	—	(53,682)
Taxes paid related to net share settlements of restricted stock units	(3,797)	(3,240)
Proceeds from issuance of common stock through various stock plans	1	1
Payment of dividends to stockholders	—	(92,414)
Proceeds from issuance of long-term debt, net	—	744,423
Other financing activities	(8,459)	(10,002)
Net cash provided by (used in) financing activities	(12,255)	585,086
Net decrease in cash and cash equivalents	(11,609)	(550,327)
Cash and cash equivalents at beginning of period	1,438,528	1,777,703
Cash and cash equivalents at end of period	$1,426,919	$1,227,376
Supplemental disclosure of cash flow information:
Interest paid	$19,969	$13,789
Income taxes paid, net	$171	$3,747

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended July 3, 2021	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of April 3, 2021	245,808	$2,458	$1,383,494	$1,503,122	$(2,113)	$2,886,961
Components of comprehensive income:
Net income	—	—	—	206,341	—	206,341
Other comprehensive loss	—	—	—	—	(1,098)	(1,098)
Issuance of common shares under employee stock plans, net	101	1	(40,210)	—	—	(40,209)
Stock-based compensation expense	—	—	67,609	—	—	67,609
Balance as of July 3, 2021	245,909	$2,459	$1,410,893	$1,709,463	$(3,211)	$3,119,604

Three Months Ended June 27, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049
Components of comprehensive income:
Net income	—	—	—	93,836	—	93,836
Other comprehensive income	—	—	—	—	6,040	6,040
Issuance of common shares under employee stock plans, net	106	1	(3,240)	—	—	(3,239)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	50,383	—	—	50,383
Cash dividends declared ($0.38 per common share)	—	—	—	(92,414)	—	(92,414)
Balance as of June 27, 2020	243,231	$2,432	$1,194,748	$1,136,710	$(14,237)	$2,319,653

See notes to condensed consolidated financial statements.

XILINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Xilinx, Inc. (Xilinx or the Company) consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended April 3, 2021. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2022 or any future period.

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2022 and fiscal 2021 are 52-week and 53-week years ending on April 2, 2022 and April 3, 2021, respectively. The quarters ended July 3, 2021 and June 27, 2020 each consisted of 13 weeks.

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

The Merger has been approved by the Company’s board of directors, the board of directors of AMD, the Company's stockholders and the stockholders of AMD. The completion of the Merger is subject to customary closing conditions, including, among others, the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close by the end of calendar year 2021. The Company cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

The aggregate financial advisor fees associated with the Merger are $90.0 million in total, $9.0 million of which was paid upon the public announcement of the Merger, and the remainder is contingent upon the closing of the Merger. The Company is also obligated to pay up to an additional $40.0 million calculated based on the extent to which the value of the Company’s shares in the Merger at the time of closing exceeds a specified threshold. If the Merger is not completed, the Company could be required to pay a termination fee of $1.00 billion to AMD under certain circumstances as described in the Merger Agreement or AMD could be required to pay a termination fee to us equal to $1.50 billion, or $1.00 billion under certain circumstances, as described in the Merger Agreement.

Note 2.Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for Xilinx is the first quarter of fiscal 2022. The standard provides different transition methods for the various provisions. The Company adopted the new authoritative guidance in the first quarter of fiscal 2022 and the impact was not material to the Company's condensed consolidated financial statements.

Note 3.Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of July 3, 2021 and April 3, 2021, Avnet accounted for 4% and 13% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 49% and 44% of the Company’s worldwide net revenues in the first quarter of fiscal 2022 and 2021, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the first quarter of fiscal 2022 and 2021, approximately 67% and 62%, respectively, of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers.
No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the first quarter of fiscal 2022 and 2021.

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

As of July 3, 2021, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the first quarter of fiscal 2022 and the Company did not adjust or override any fair value measurements as of July 3, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 and April 3, 2021:

	July 3, 2021
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$745,459	$—	$—	$745,459
Financial institution securities	—	79,995	—	79,995
Non-financial institution securities	—	147,726	—	147,726
U.S. government and agency securities	154,989	19,999	—	174,988
Foreign government and agency securities	—	79,991	—	79,991
Short-term investments:
Financial institution securities	—	449,992	—	449,992
Non-financial institution securities	—	280,950	—	280,950
U.S. government and agency securities	339,930	172,479	—	512,409
Foreign government and agency securities	—	509,915	—	509,915
Mortgage-backed securities	—	167,730	—	167,730
Asset-backed securities	—	158	—	158
Commercial mortgage-backed securities	—	41,558	—	41,558
Derivative financial instruments, net	—	984	—	984
Total assets measured at fair value	$1,240,378	$1,951,477	$—	$3,191,855

	April 3, 2021
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$583,390	$—	$—	$583,390
Financial institution securities	—	274,985	—	274,985
Non-financial institution securities	—	158,981	—	158,981
Foreign government and agency securities	—	247,979	—	247,979
Short-term investments:
Financial institution securities	—	159,997	—	159,997
Non-financial institution securities	—	374,854	—	374,854
U.S. government and agency securities	378,686	189,481	—	568,167
Foreign government and agency securities	—	414,876	—	414,876
Mortgage-backed securities	—	109,603	—	109,603
Asset-backed securities	—	172	—	172
Commercial mortgage-backed securities	—	12,702	—	12,702
Derivative financial instruments, net	—	3,519	—	3,519
Total assets measured at fair value	$962,076	$1,947,149	$—	$2,909,225

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2024 Notes and 2030 Notes as of July 3, 2021 were approximately $794.4 million and $763.6 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of July 3, 2021, the Company had non-marketable equity securities in private companies of $120.9 million, which were classified as Level 3 assets. The Company’s investments in non-marketable securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	July 3, 2021				April 3, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$745,459	$—	$—	$745,459	$583,390	$—	$—	$583,390
Financial institution
securities	529,987	—	—	529,987	434,982	—	—	434,982
Non-financial institution
securities	428,676	—	—	428,676	533,835	—	—	533,835
U.S. government and
agency securities	687,418	5	(26)	687,397	568,122	45	—	568,167
Foreign government and
agency securities	589,906	—	—	589,906	662,855	—	—	662,855
Mortgage-backed securities	166,869	1,475	(614)	167,730	108,460	1,488	(345)	109,603
Asset-backed securities	145	13	—	158	159	13	—	172
Commercial mortgage-
backed securities	41,686	71	(199)	41,558	12,622	86	(6)	12,702
	$3,190,146	$1,564	$(839)	$3,190,871	$2,904,425	$1,632	$(351)	$2,905,706

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of July 3, 2021 and April 3, 2021.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of July 3, 2021 and April 3, 2021:

	July 3, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and
agency securities	$394,928	$(26)	$—	$—	$394,928	$(26)
Mortgage-backed securities	$82,791	$(514)	$7,130	$(100)	$89,921	$(614)
Commercial mortgage-
backed securities	$27,552	$(196)	$178	$(3)	$27,730	$(199)
	$505,271	$(736)	$7,308	$(103)	$512,579	$(839)

	April 3, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$37,442	$(216)	$9,835	$(129)	$47,277	$(345)
Commercial mortgage-
backed securities	$2,671	$(5)	$181	$(1)	$2,852	$(6)
	$40,113	$(221)	$10,016	$(130)	$50,129	$(351)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of July 3, 2021 and April 3, 2021 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (U.S. and foreign government and agency securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of July 3, 2021 and April 3, 2021. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	July 3, 2021
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,235,986	$2,235,965
Due after one year through five years	6,927	6,981
Due after five years through ten years	13,985	14,456
Due after ten years	187,789	188,009
	$2,444,687	$2,445,411

As of July 3, 2021, $209.4 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Proceeds from sale of available-for-sale securities	$4,982	$37,657
Gross realized gains on sale of available-for-sale securities	$36	$360
Gross realized losses on sale of available-for-sale securities	(64)	—
Net realized (losses) gains on sale of available-for-sale securities	$(28)	$360
Amortization of premiums (discounts) on available-for-sale securities	$391	$(91)

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Stock-based compensation included in:
Cost of revenues	$3,610	$2,721
Research and development	41,462	30,369
Selling, general and administrative	22,537	17,293
	$67,609	$50,383

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of July 3, 2021, 11.8 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 28, 2020	6,780	$80.53
Granted	3,885	$106.36
Vested	(2,558)	$71.07
Cancelled	(680)	$85.26
April 3, 2021	7,427	$80.53
Granted	143	$124.14
Vested	(1,111)	$64.12
Cancelled	(84)	$100.50
July 3, 2021	6,375	$102.53

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the first quarter of fiscal 2022 was $124.14 ($84.34 for the first quarter of fiscal 2021), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	July 3, 2021	June 27, 2020
Risk-free interest rate	0.6%	0.3%
Dividend yield	—%	1.7%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first three months of fiscal 2022 and 2021, the Company withheld $40.2 million and $3.2 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations. During the first three months of fiscal 2022, the Company realized excess tax benefits of $19.6 million, primarily from RSU vesting. The amount of excess tax benefits was immaterial for the first three months of fiscal 2021 due to RSU vesting falling into later period.

Employee Stock Purchase Plan

The fair values of stock purchase plan rights under the Company’s ESPP were estimated using the Black-Scholes option pricing model. Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Therefore, no shares were issued during the first quarter of fiscal 2022 or 2021. The next scheduled purchase under the ESPP is in the second quarter of fiscal 2022. As of July 3, 2021, 11.9 million shares were available for future issuance under the Company's ESPP.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

(In thousands, except per share amounts)	July 3, 2021	June 27, 2020
Net income available to common stockholders	$206,341	$93,836
Weighted average common shares outstanding-basic	245,860	243,180
Dilutive effect of employee equity incentive plans	3,460	2,363
Weighted average common shares outstanding-diluted	249,320	245,543
Basic net income per common share	$0.84	$0.39
Diluted net income per common share	$0.83	$0.38

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the first quarter of fiscal 2022 and 2021, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	July 3, 2021	April 3, 2021
Raw materials	$31,129	$25,927
Work-in-process	205,125	220,228
Finished goods	50,789	64,930
	$287,043	$311,085

Note 10. Debt and Credit Facility
2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of July 3, 2021, the remaining term of the 2024 Notes is approximately 2.9 years.

The following table summarizes the carrying value of the 2024 Notes as of July 3, 2021 and April 3, 2021:

(In thousands)	July 3, 2021	April 3, 2021
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(375)	(405)
Unamortized debt issuance costs associated with 2024 Notes	(1,655)	(1,797)
Carrying Value of the 2024 Notes	$747,970	$747,798

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Contractual coupon interest	$5,444	$5,444
Amortization of debt issuance costs	142	142
Amortization of debt discount, net	30	29
Total interest expense related to the 2024 Notes	$5,616	$5,615

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of July 3, 2021, the remaining term of the 2030 Notes is approximately 8.9 years.

The following table summarizes the carrying value of the 2030 Notes as of July 3, 2021:

(In thousands)	July 3, 2021	April 3, 2021
Principal amount of the 2030 Notes	$750,000	$750,000
Unamortized discount of the 2030 Notes	(182)	(187)
Unamortized debt issuance costs associated with 2030 Notes	(4,789)	(4,923)
Carrying Value of the 2030 Notes	$745,029	$744,890

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Contractual coupon interest	$4,521	$2,042
Amortization of debt issuance costs	134	45
Amortization of debt discount, net	5	2
Total interest expense related to the 2030 Notes	$4,660	$2,089

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

Through July 3, 2021, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. Pursuant to the terms of the Merger Agreement, the Company suspended its repurchase program on October 27, 2020, the date the Company announced its planned merger with AMD. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of July 3, 2021 and April 3, 2021.

There was no common stock repurchase during the first quarter of fiscal 2022. During the first quarter of fiscal 2021, the Company repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million.

Note 12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Interest income	$1,717	$4,954
Interest expense	(10,276)	(11,656)
Other income (expense), net	9,559	(5,451)
Total interest and other income (expense), net	$1,000	$(12,153)

Note 13. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	July 3, 2021	April 3, 2021
Accumulated unrealized gains on available-for-sale securities, net of tax	$554	$983
Accumulated unrealized losses on hedging transactions, net of tax	(1,034)	904
Accumulated cumulative translation adjustment, net of tax	(2,731)	(4,000)
Total accumulated other comprehensive loss	$(3,211)	$(2,113)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14. Income Taxes

The Company recorded a tax provision of $5.0 million for the first quarter of fiscal 2022 as compared to $69.5 million in the same prior year period, representing effective tax rates of 2% and 43%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first quarter of fiscal 2022 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by the U.S. tax on global intangible low-taxed income (GILTI). The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the first quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by GILTI and the recognition of the cumulative adverse impact of including stock-based compensation in the intercompany research and development (R&D) cost sharing arrangement.

During fiscal 2021, the U.S. Supreme Court (Supreme Court) denied certiorari of the Ninth Circuit Court of Appeals (Ninth Circuit) decision in the case of Altera Corp. v. Commissioner (Altera), which concerned related party R&D cost sharing arrangements and required stock-based compensation to be included in the pool of costs to be shared. While the Company is not a party to the case, it is subject to the findings. Pursuant to the Supreme Court’s decision not to review the case, the Company recorded expense during fiscal 2021 for taxes and interest representing the cumulative adverse impact. Despite the decision in the Altera tax case, the Company has concluded that the related law remains unsettled and will continue to monitor developments and the potential effect on its condensed consolidated financial statements and tax filings.

The Company’s total gross unrecognized tax benefits as of July 3, 2021, determined in accordance with authoritative guidance for measuring uncertain tax positions, increased by $8.1 million in the first quarter of fiscal 2022 to $153.1 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $114.3 million as of July 3, 2021.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $3.9 million as of July 3, 2021 compared to $3.7 million in the same prior year period. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2017 and for significant U.S. state income tax purposes for years through fiscal 2014. The statutes of limitations have closed for Ireland and India income tax purposes for years through fiscal 2016 and for Singapore income tax purposes for years through fiscal 2015.

Note 15. Leases and Commitments

Xilinx leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, Xilinx entered into a land lease in conjunction with the Company’s building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of July 3, 2021:

Fiscal	(In thousands)
2022 (remaining nine months)	$10,070
2023	9,841
2024	7,873
2025	6,511
2026	6,376
Thereafter	22,818
Total lease payments	63,489
Less: Imputed interest	(12,337)
Total lease liabilities	$51,152

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	July 3, 2021	April 3, 2021
Other assets	$48,033	$48,322
Other accrued liabilities	10,037	10,461
Other long-term liabilities	41,115	40,858

The components of lease costs were as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Operating lease cost	$3,798	$3,701
Lease income	(579)	(922)
Total lease cost	$3,219	$2,779

Other information related to leases were as follows:

(In thousands)	July 3, 2021	June 27, 2020
Cash paid for operating leases included in operating cash flows	$3,423	$3,384

	July 3, 2021	June 27, 2020
Weighted-average remaining lease term - operating leases (in years)	6.6	7.2
Weighted-average remaining discount rate - operating leases	5.6%	5.6%

Other commitments as of July 3, 2021 totaled $232.6 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of July 3, 2021, the Company had $40.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2023.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the first quarter of fiscal 2022 and the end of fiscal 2021, the accrual balances of the product warranty liability were immaterial.

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

On December 5, 2019, Analog Devices, Inc. (ADI) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Analog Devices, Inc. v. Xilinx, Inc., Case No. 1-19-cv-02225). The lawsuit pertains to eight patents and ADI seeks unspecified damages, interest, attorneys’ fees, costs, and a permanent injunction. The Company filed its answer and counterclaims alleging infringement by ADI of eight patents on January 21, 2020. The Company filed amended counterclaims on April 3, 2020. The Company filed a motion to strike ADI’s affirmative defense of inequitable conduct on May 8, 2020, which the Court granted on February 9, 2021. The parties exchanged infringement contentions on August 17, 2020, and invalidity contentions on September 15, 2020. Between July 17 and December 4, 2020, the Company filed nine IPR petitions challenging the patentability of seven ADI asserted patents. The PTAB entered decisions granting institution of IPR on six ADI asserted patents, U.S. Patent No. 10,250,250, U.S. Patent No. 8,487,659, U.S. Patent No. 7,012,463, U.S. Patent No. 7,286,075, U.S. Patent No. 6,900,750 and U.S. Patent No. 7,719,452. The PTAB entered a decision denying institution of IPR on one ADI asserted patent, U.S. Patent No. 7,274,321. Between August 31 and September 15, 2020, ADI filed eight IPR petitions challenging eight Xilinx asserted patents. The PTAB entered decisions granting institution of IPR on eight Xilinx asserted patents, U.S. Patent No. 8,548,071, U.S. Patent No. 7,224,184, U.S. Patent No. 7,088,767, U.S. Patent No. 7,187,709, U.S. Patent No. 7,015,838, U.S. Patent No. 7,280,590, U.S. Patent No. 7,116,251 and U.S. Patent No. 6,975,132. On February 22, 2021, the Court issued an order staying the case until the issuance of the PTAB’s Final Written Decision on the last-instituted of the parties’ pending IPRs, which is expected no later than May 2022. At that time, if either party believes a stay should continue, that party may file a motion with the Court within 10 days after the issuance of the last decision, and the other party may oppose. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On April 30, 2020, a patent infringement lawsuit was filed by FG SRC LLC (SRC) against the Company in the U.S. District Court in Delaware (FG SRC LLC, v. Xilinx, Inc., Case No. 1:20-cv-00601). The lawsuit pertains to two patents and SRC seeks unspecified damages, interest, and an on-going royalty. The Company filed its answer to the complaint on June 29, 2020. On July 20, 2020, SRC filed an amended complaint. On August 3, 2020, the Company filed a motion to dismiss the amended complaint. On August 6, 2020, the Company filed a motion to stay this case in Delaware bankruptcy court in view of the pending bankruptcy of the prior owner of the patents. This motion to stay was denied on September 23, 2020. The motion to dismiss was denied on February 10, 2021. On March 22, 2021, SRC filed an amended complaint removing one of the two previously asserted patents. Discovery in the case is now open. SRC’s infringement contentions were received on June 3, 2021, and invalidity contentions were served on July 22, 2021. A trial has been set for March 20, 2023. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

On September 16, 2020, five patent infringement lawsuits (Case Nos. 1:20-cv-01228, 1:20-cv-01229, 1:20-cv-01231, 1:20-cv-01232 1:20-cv-01233) were filed by WSOU Investments, LLC - d/b/a Brazos Licensing and Development (WSOU Investments) in the U.S. District Court in Delaware. Each lawsuit pertains to a single patent and WSOU Investments seeks unspecified damages, interest, attorneys’ fees, and costs. No schedule has been set in any of the cases. On November 9, 2020, the Company filed a motion to dismiss WSOU Investments’ indirect infringement claims in each of the cases. In response, WSOU Investments filed amended complaints, limiting its request for pre-suite damages to the direct infringement claims. The Company filed motions to dismiss the indirect infringement claims in the amended complaints on December 7, 2020. On June 8, 2021, the Court entered an order in each of the cases, dismissing the indirect infringement claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

Note 18. Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of July 3, 2021 and April 3, 2021 was as follows:

			Weighted-Average
(In thousands)	July 3, 2021	April 3, 2021	Amortization Life
Goodwill	$633,200	$620,697

Core technology, gross	269,859	249,847
Less accumulated amortization	(142,073)	(133,007)
Core technology, net	127,786	116,840	3.8 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(70,841)	(67,999)
Other intangibles, net	24,918	27,760	3.2 years

In-process research and development	26,992	26,992

Total acquisition-related intangibles, gross	392,610	372,598
Less accumulated amortization	(212,914)	(201,006)
Total acquisition-related intangibles, net	$179,696	$171,592

During the quarter, the Company completed an immaterial business combination, which resulted in increases to goodwill and core technology intangibles.

Based on the carrying value of acquisition-related intangibles recorded as of July 3, 2021, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2022 (remaining nine months)	$34,930
2023	45,839
2024	41,589
2025	18,749
2026	10,930
Thereafter	667
Total	$152,704
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

Note 19. Segment Information

Xilinx designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. Xilinx sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
North America	$199,995	$186,293
Asia Pacific	460,411	393,033
Europe	133,791	92,751
Japan	84,409	54,596
Total net revenues	$878,606	$726,673
Geographic revenue information for the first quarter of fiscal 2022 and 2021 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.
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

	Three Months Ended
(% of total net revenues)	July 3, 2021	June 27, 2020
AIT	36%	45%
Automotive, Broadcast and Consumer	20	12
Wired and Wireless	30	32
Data Center	10	12
Channel Revenue	4	(1)
Total net revenues	100%	100%

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued to increase and evolve since it was declared a pandemic by the World Health Organization in March 2020. The governmental authorities throughout the U.S. and the world have continued to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While COVID-19 did not have a significant impact on our financial results in the first quarter of fiscal 2022, it is difficult to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the availability, distribution and adoption of the vaccine, the duration and severity of the pandemic and related containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2022.

As we continue to experience uncertainties and disruptions caused by COVID-19, it remains uncertain when we would eventually resume normal operations to pre-pandemic levels. Uncertainties and disruptions caused by the COVID-19 pandemic continue to affect the overall demand from customers and the availability of supply chain, logistical services and component supply, which may adversely impact our business and financial results. For example, recent sharp increases in demand for semiconductor products, combined with the pandemic’s impacts, have resulted in a global shortage of manufacturing capacities, increased lead times, inability to meet demand, and increased costs in the semiconductor industry. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all orders placed by our customers on time. Specifically during this quarter, one of our key backend supply chain manufacturers experienced production disruption due to COVID-19. While the backend manufacturer worked diligently to recover the production output and we resumed shipments at the tail end of the quarter, it interrupted and delayed the timing of some of our deliveries to the end customers. We will continue to closely monitor the pandemic's associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions, as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis.

We expect that our current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements in the foreseeable future.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include: valuation of marketable securities, which impacts losses on debt and equity securities when we record impairments; revenue recognition, which impacts the recording of revenues; and valuation of inventories, which impacts cost of revenues and gross margin. Our critical accounting policies also include: the assessment of impairment of long-lived assets, which impacts their valuation; the assessment of the recoverability of goodwill, which impacts goodwill impairment; accounting for income taxes, which impacts the provision or benefit recognized for income taxes, as well as the valuation of deferred tax assets recorded on our condensed consolidated balance sheet; and accounting for business combinations, which impacts the valuation of tangible and intangible assets recognized and liabilities assumed. For additional discussion, please refer to the information under the caption "Critical Accounting Policies and Estimates" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended April 3, 2021 filed with the SEC, and to "Note 2. Recent Accounting Changes and Accounting Pronouncements" to our condensed consolidated financial statements, included in Part I. "Financial Information." We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 3, 2021, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Results of Operations: first quarter of fiscal 2022 compared to the first quarter of fiscal 2021

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 3, 2021	June 27, 2020
Net revenues	100.0%	100.0%
Cost of revenues:
Cost of products sold	32.3	31.1
Amortization of acquisition-related intangibles	1.0	0.9
Total cost of revenues	33.3	32.0
Gross margin	66.7	68.0
Operating expenses:
Research and development	28.2	28.9
Selling, general and administrative	14.2	14.5
Amortization of acquisition-related intangibles	0.3	0.4
Total operating expenses	42.7	43.8
Operating income	24.0	24.2
Interest and other income (expense), net	0.1	(1.7)
Income before income taxes	24.1	22.5
Provision for income taxes	0.6	9.6
Net income	23.5%	12.9%

Net Revenues

We sell our products to global manufacturers of electronic products in various end markets. The vast majority of our net revenues is generated by sales of our semiconductor products, but we also generate sales from support products. We classify our product offerings into two categories: Advanced Products and Core Products:

•Advanced Products are our most recent product offerings and include the Versal, UltraScale+, UltraScale and 7-series product families, and our production boards business composed of Alveo, Solarflare, Network, and System-On-Modules.

•Core Products consist of all other product families.

These product categories are modified on a periodic basis to better reflect the maturity of the products and advances in technology. The most recent modification was made on April 3, 2016, which was the beginning of our fiscal 2017, whereby we reclassified our product categories to be consistent with how these categories are analyzed and reviewed internally.  Specifically, we are grouping the products manufactured at the 28 nanometer (nm), 20nm, 16nm and 7nm nodes as well as production boards into the Advanced Products category while all other products are grouped in the Core Products category.

Except for Avnet, no other distributor or end customer accounted for more than 10% of our net revenues for the first quarter of fiscal 2022 or 2021.

Net Revenues by Product

Net revenues by product categories for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended
(In millions)	July 3, 2021	% of Total	% Change	June 27, 2020	% of Total
Advanced Products	$630.0	72	27	$495.6	68
Core Products	248.6	28	8	231.1	32
Total net revenues	$878.6	100	21	$726.7	100

Net revenues from Advanced Products increased in the first three months of fiscal 2022 from the comparable prior year period. The increase was a result of higher sales from our 16nm products, and to a lesser extent, from our 20nm and 28nm product families.

Net revenues from Core Products increased in the first three months of fiscal 2022 from the comparable prior year period. The increase was largely due to higher sales from our Spartan-6 and Virtex-6 product families. Core Products are relatively mature products and, as a result, their sales are expected to decline over time.

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

Net revenues by end markets for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended
(% of total net revenues)	July 3, 2021	% Change in Dollars	June 27, 2020
AIT	36%	(2)	45%
Automotive, Broadcast and Consumer	20	94	12
Wired and Wireless	30	13	32
Data Center	10	(1)	12
Channel Revenue	4	nm*	(1)
Total net revenues	100%	21	100%
*not meaningful

Net revenues from AIT decreased in the first quarter of fiscal 2022 from the comparable prior year period. The decrease was primarily due to lower sales from Aerospace & Defense business, which was partially offset by higher sales from Test, Measurement & Emulation business.

Net revenues from Automotive, Broadcast and Consumer increased in the first three months of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher sales from the Automotive and Broadcast businesses.

Net revenues from Wired and Wireless increased in the first three months of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher sales from the Wireless business, and was partially offset by lower sales from the Wired business.

Net revenues from Data Center decreased slightly, in terms of absolute dollar, in the first quarter of fiscal 2022 from the comparable prior year period.

Channel Revenue increased in the first three months of fiscal 2022 from the comparable prior year period. The increase was primarily due to the timing differences between shipments to distributors and subsequent distributor shipments to the end customers in the period. One of our key backend supply chain manufacturers experienced production disruption during the quarter due to COVID-19. The backend manufacturer worked diligently to recover the production output at the tail end of the quarter. Due to non-linearity of production, the Channel Revenue increased compared to prior period. Distributors consequently shipped the majority of the products that drove the current period's increase in Channel Revenue in the first two weeks of the subsequent period. While we strive to improve the stability of distributor inventory balances, Channel Revenue could fluctuate in the future driven by external factors such as the distributors' own inventory management and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic location of the distributors, OEMs or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the first quarter of fiscal 2022 and 2021 were as follows:

	Three Months Ended
(In millions)	July 3, 2021	% of Total	% Change	June 27, 2020	% of Total
North America	$200.0	23	7	$186.3	26
Asia Pacific	460.4	52	17	393.0	54
Europe	133.8	15	44	92.8	13
Japan	84.4	10	55	54.6	7
Total net revenues	$878.6	100	21	$726.7	100

Net revenues in North America increased in the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher distributor shipments in Wired/Wireless and Automotive businesses.

Net revenues in Asia Pacific increased in the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher sales from Wired/Wireless business and, to a lesser extent, the Audio, Visual and Broadcast (AVB) business. The increase was partially offset by lower Data Center sales.

Net revenues in Europe increased in the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher distributor shipments in Wired/Wireless, Data Center and Automotive businesses.

Net revenues in Japan increased in the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily due to higher sales from Wireless and AVB businesses.

Gross Margin

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Gross margin	$586.1	19%	$493.9
Percentage of net revenues	66.7%		68.0%

Gross margin was lower by 1.3 percentage points in the first quarter of fiscal 2022 from the comparable prior year period. The decrease in gross margin percentage was driven primarily by end market shift from Aerospace & Defense (A&D) to Wireless & Automotive end markets, which had lower gross margin than the A&D business. The gross margin percentage decrease was partially offset by favorable Data Center end market customer mix change and higher Channel Revenue.

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

Research and Development

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Research and development	$248.0	18%	$210.1
Percentage of net revenues	28%		29%

R&D spending increased by $37.9 million, or 18%, for the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily attributable to increase in headcount and employee compensation (including stock-based compensation and bonus) as well as increase in mask and wafer spending.

We plan to continue to selectively invest in R&D efforts in areas such as new products and more advanced process development, IP cores and software development environments. We may also continue to consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Selling, general and administrative	$124.9	19%	$105.4
Percentage of net revenues	14%		15%

Selling, general and administrative expenses increased by $19.5 million for the first quarter of fiscal 2022 from the comparable prior year period. The increase was primarily attributable to higher employee compensation (including stock-based compensation and bonus), and was partially offset by lower spending on outside services.

Stock-Based Compensation

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Stock-based compensation included in:
Cost of revenues	$3.6	33%	$2.7
Research and development	41.5	37%	30.4
Selling, general and administrative	22.5	30%	17.3
	$67.6	34%	$50.4

The stock-based compensation expense increased by $17.2 million, or 34%, in the first quarter of fiscal 2022 as compared to the prior year period. The increase was primarily due to higher restricted stock unit (RSU) grants to remain competitive in the employment market. In order to retain our current workforce and maintain continuous business operations during the pending period of the merger with AMD, we implemented an employee retention bonus program in December 2020 for certain employees consisting of both cash bonuses and RSUs. The addition of retention RSU grants also contributed to the increase in the first quarter of fiscal 2022's stock-based compensation expense.

Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Interest and other income (expense), net	$1.0	(108)%	$(12.2)
Percentage of net revenues	—%		(2)%

Our interest and other income (expense) was a net income of $1.0 million in the first quarter of fiscal 2022, as compared to a net expense of $12.2 million in the same prior year period. The net increase was primarily due to gains from investments in deferred compensation plan assets, hedging gains and higher interest income during the first quarter of fiscal 2022.

Provision for Income Taxes

	Three Months Ended
(In millions)	July 3, 2021	Change	June 27, 2020
Provision for income taxes	$5.0	(93)%	$69.5
Percentage of net revenues	1%		10%
Effective tax rate	2%		43%

The decrease in the effective tax rate in the first quarter of fiscal 2022 as compared to the same prior year period was primarily due to the prior period recognition of the cumulative adverse impact of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case, offset by an increase in excess tax benefits with respect to stock-based compensation recognized in the current period.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of 2% in the first quarter of fiscal 2022 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by the U.S. tax on GILTI. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of 43% in the first quarter of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions, which was partially offset by GILTI and the recognition of the cumulative adverse impact of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case.

During fiscal 2021, the Supreme Court denied certiorari of the Ninth Circuit’s decision in the Altera tax case, which concerned related party R&D cost sharing arrangements and required stock-based compensation to be included in the pool of costs to be shared. While we are not a party to the case, we are subject to the findings. Pursuant to the Supreme Court’s decision not to review the case, we recorded expense during fiscal 2021 for taxes and interest representing the cumulative adverse impact. Despite the decision in the Altera tax case, we have concluded that the related law remains unsettled and will continue to monitor developments and the potential effect on our condensed consolidated financial statements and tax filings.

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

As of July 3, 2021, we had cash, cash equivalents and short-term investments of $3.39 billion and working capital of $3.27 billion. As of April 3, 2021, cash, cash equivalents and short-term investments were $3.08 billion and working capital was $3.12 billion.

As of July 3, 2021, we had $1.19 billion of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $1.19 billion of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first quarter of fiscal 2022, our operations generated net positive cash flow of $389.9 million, which was $144.4 million higher than the $245.5 million generated during the first quarter of fiscal 2021. The positive cash flow from operations generated during the first quarter of fiscal 2022 was primarily from net income as adjusted for non-cash related items, decreases in account receivable and inventories as well as increases in accounts payable, accrued liabilities and income tax payable. These items were partially offset by increases in prepaid expenses and other current and long-term assets. Accounts receivable decreased by $51.3 million and days sales outstanding decreased to 24 days at July 3, 2021 from 34 days at April 3, 2021. We had no collectability issues and our accounts receivable remained current as of July 3, 2021. Our inventory levels as of July 3, 2021 were $24.0 million lower at $287.0 million compared to $311.1 million at April 3, 2021. The inventory days decreased to 89 days at July 3, 2021 from 101 days at April 3, 2021.

Investing Activities —Net cash used in investing activities was $389.3 million during the first quarter of fiscal 2022, as compared to $1.38 billion provided by the first quarter of fiscal 2021. Net cash used in investing activities during the first quarter of fiscal 2022 consisted primarily of $339.0 million purchases of available-for-sale securities net of proceeds from sale and maturity of available-for-sale securities, $30.5 million for business combination and $17.2 million for purchases of property, plant and equipment.

Financing Activities —Net cash used in financing activities was $12.3 million in the first quarter of fiscal 2022, as compared to $585.1 million of net cash provided in the first quarter of fiscal 2021. Net cash used in financing activities during the first quarter of fiscal 2022 consisted primarily of $8.5 million payment related to other financing activities and $3.8 million of payment for RSU withholdings.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of July 3, 2021 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of July 3, 2021, we had $232.6 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of July 3, 2021, we had $40.7 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2023.

As of July 3, 2021, we had $469.4 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $469.4 million, $363.9 million was the estimated remaining long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in four annual installments. The residual balance of $105.5 million in the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of July 3, 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date we announced the planned merger with AMD. There was no common stock repurchase during the first quarter of fiscal 2022. During the first quarter of fiscal 2021, we repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million.

As required under the Merger Agreement, our quarterly dividends have been suspended until a date that is at least 12 months after the signing date of the Merger Agreement. During the first quarter of fiscal 2022, there was no dividend payment to stockholders. During the first quarter of fiscal 2021, we paid $92.4 million in cash dividends to stockholders, representing $0.38 per common share. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.45 billion as of July 3, 2021. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at July 3, 2021 would have affected the fair value of our investment portfolio by less than $15.0 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of July 3, 2021 and April 3, 2021, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	July 3, 2021	April 3, 2021
Singapore Dollar	$26.9	$30.0
Euro	29.9	28.6
Indian Rupee	109.9	99.3
British Pound	23.9	23.8
Chinese Yuan	36.8	33.4
	$227.4	$215.1

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through May 2023. The net unrealized gains, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates at July 3, 2021 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $18.0 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates at July 3, 2021 would have affected the value of foreign-currency-denominated cash and investments by less than $17.0 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that virtually all of our employees have been working remotely due to the COVID-19 pandemic since March 2020. We are continually monitoring and assessing the pandemic's development to minimize its impact on the effectiveness of our internal controls.

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

The Merger may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and AMD’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) receipt of regulatory clearance under certain foreign anti-trust laws including in the European Union and in China, (ii) the absence of any order prohibiting the Merger or enactment of any law that makes the consummation of the Merger illegal, (iii) the absence of any material adverse effect on either Xilinx or AMD since the date of the Merger Agreement that is continuing, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (v) performance by us and AMD of our respective obligations under the Merger Agreement. There can be no assurance that the conditions to the completion of the Merger will be satisfied in a timely manner, or at all. Although we and AMD have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion, or require changes to the terms of, the Merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Any delay in completing the Merger may significantly affect the synergies projected to result from the Merger and other benefits that the parties expect to achieve if the Merger is successfully completed. If the Merger is not completed by October 26, 2021 (subject to potential extensions to April 26, 2022, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained), either we or AMD may choose to terminate the Merger Agreement. We or AMD may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger.

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

We and members of our board of directors were and may in the future be parties, among others, to various claims and litigation related to the pending Merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such potential future matters could seek to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Any future litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any potential future lawsuit is adversely resolved, could have a material adverse effect on our financial condition.

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

The full extent and nature of the impact of the COVID-19 pandemic and related containment measures on our business and financial performance cannot be predicted as a result of ongoing uncertainties, including the extent and rate of the spread, the availability, distribution and adoption of an effective vaccine or other treatment, and the severity and duration of the global economic downturn that results from the pandemic. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Quarterly Report on Form 10-Q.

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

Avnet's revenue accounted for 49% of our worldwide net revenues in the first quarter of fiscal 2022 and as of July 3, 2021, Avnet accounted for 4% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war. It is not clear yet how the U.S.-China relationship will proceed under the Biden Administration, but the new Administration has continued to impose export control restrictions and sanctions on Chinese companies that make it difficult to continue to do business with such companies. If tensions continue to escalate between the U.S. and China, such escalation could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. In addition, BIS has continued to add other China-based technology companies to the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). The Foreign-Produced Direct Product Rule was further revised in August 2020 in order to further restrict access to a broader swath of products by certain entities on the Entity List, including Huawei. As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong will now be treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

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

From time to time we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. The amount of damages alleged in certain legal claims may be significant. Certain other claims involving the Company are not yet resolved, including those that are discussed under "Note 17. Contingencies" to our condensed consolidated financial statements, included in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Entering into settlements may result in payment of significant amounts which may materially and adversely affect our financial condition and operation results. Should we fail to prevail in certain matters, or should several of these matters be resolved against us, we may be faced with significant monetary damages or injunctive relief against us that would materially and adversely affect a portion of our business and might materially and adversely affect our financial condition and operating results.

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

The aggregate amount of our consolidated indebtedness as of July 3, 2021 was $1.50 billion (principal amount), which consists of $750.0 million principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

As of July 3, 2021 we had 2.00 billion authorized common shares, of which 245.9 million shares were outstanding. In addition, 30.1 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

On October 22, 2019, the Board authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date. Through July 3, 2021, we have used $716.3 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future purchases.

Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date that we announced our planned merger with AMD. There was no common stock repurchase during the first quarter of fiscal 2022.

Item 6.Exhibits

Incorporated by Reference
Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	*	Summary of Fiscal Year 2022 Executive Incentive Plan	8-K	000-18548	N/A	5/19/2021

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH		XBRL Taxonomy Extension Schema Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Management contract or compensatory plan or arrangement

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XILINX, INC.

Date: July 30, 2021	/s/ Brice Hill
Brice Hill
Executive Vice President and Chief Financial Officer (as principal financial and accounting officer on behalf of Registrant)