Form 10-Q
period 2021-10-02
XILINX INC
filed 2021-10-28
CIK 743988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares outstanding of the registrant’s common stock:

Class	Shares Outstanding as of October 15, 2021
Common Stock, $0.01 par value	247,880,415

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

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements
XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$935,770	$766,535	$1,814,376	$1,493,208
Cost of revenues:
Cost of products sold	293,327	218,120	576,768	444,223
Amortization of acquisition-related intangibles	10,150	6,696	19,216	13,393
Total cost of revenues	303,477	224,816	595,984	457,616
Gross margin	632,293	541,719	1,218,392	1,035,592
Operating expenses:
Research and development	253,881	219,647	501,856	429,760
Selling, general and administrative	126,319	113,793	251,239	219,176
Amortization of acquisition-related intangibles	2,252	2,862	5,093	5,724
Total operating expenses	382,452	336,302	758,188	654,660
Operating income	249,841	205,417	460,204	380,932
Interest and other expense, net	(9,204)	(10,771)	(8,204)	(22,924)
Income before income taxes	240,637	194,646	452,000	358,008
Provision for income taxes	6,092	830	11,114	70,356
Net income	$234,545	$193,816	$440,886	$287,652
Net income per common share:
Basic	$0.95	$0.79	$1.79	$1.18
Diluted	$0.94	$0.79	$1.77	$1.17
Cash dividends per common share	$—	$0.38	$—	$0.76
Shares used in per share calculations:
Basic	247,765	244,837	246,344	243,602
Diluted	250,457	246,763	249,478	245,847

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$234,545	$193,816	$440,886	$287,652
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on available-for-sale securities	(220)	(100)	(669)	267
Reclassification adjustment for (gains) losses on available-for-sale securities	(1)	132	20	(145)
Change in unrealized gains (losses) on hedging transactions	(181)	2,420	52	9,549
Reclassification adjustment for (gains) losses on hedging transactions	(771)	(1,337)	(2,943)	350
Cumulative translation adjustment, net	(4,220)	4,834	(2,951)	1,968
Other comprehensive income (loss)	(5,393)	5,949	(6,491)	11,989
Total comprehensive income	$229,152	$199,765	$434,395	$299,641

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	October 2, 2021	April 3, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,683,071	$1,438,528
Short-term investments	1,738,156	1,640,371
Accounts receivable, net	405,040	285,214
Inventories	285,568	311,085
Prepaid expenses and other current assets	73,257	71,064
Total current assets	4,185,092	3,746,262
Property, plant and equipment, at cost	1,024,236	1,004,187
Accumulated depreciation and amortization	(688,053)	(659,164)
Net property, plant and equipment	336,183	345,023
Goodwill	633,200	620,697
Acquisition-related intangibles, net	167,295	171,592
Other assets	673,791	635,627
Total Assets	$5,995,561	$5,519,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,429	$116,046
Accrued payroll and related liabilities	368,178	328,344
Income taxes payable	47,696	48,468
Other accrued liabilities	90,883	131,697
Total current liabilities	614,186	624,555
Long-term debt	1,493,311	1,492,688
Long-term income taxes payable	436,999	460,926
Other long-term liabilities	55,520	54,071
Total Liabilities	2,600,016	2,632,240
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.01 par value	—	—
Common stock, $.01 par value	2,478	2,458
Additional paid-in capital	1,457,663	1,383,494
Retained earnings	1,944,008	1,503,122
Accumulated other comprehensive loss	(8,604)	(2,113)
Total stockholders’ equity	3,395,545	2,886,961
Total Liabilities and Stockholders’ Equity	$5,995,561	$5,519,201

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$440,886	$287,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of software	63,100	61,998
Amortization - others	36,511	30,375
Stock-based compensation	137,329	108,822
Deferred income taxes	(32,991)	(10,028)
Others	(2,713)	3,462
Changes in assets and liabilities:
Accounts receivable, net	(119,825)	(89,468)
Inventories	25,517	22,292
Prepaid expenses and other current assets	(11,581)	(995)
Other assets	(29,254)	(21,530)
Accounts payable	(5,830)	(3,035)
Accrued liabilities	31,965	81,781
Income taxes payable	(21,100)	21,728
Net cash provided by operating activities	512,014	493,054
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,326,323)	(2,743,360)
Proceeds from sale and maturity of available-for-sale and equity securities	2,210,316	1,231,731
Purchases of property, plant and equipment and software	(32,145)	(30,792)
Acquisition of business, net of cash acquired	(30,533)	—
Other investing activities	1,827	(12,198)
Net cash used in investing activities	(176,858)	(1,554,619)
Cash flows from financing activities:
Repurchases of common stock	—	(53,682)
Taxes paid related to net share settlements of restricted stock units	(83,006)	(53,425)
Proceeds from issuance of common stock through various stock plans	19,866	20,114
Payment of dividends to stockholders	—	(185,519)
Proceeds from issuance of long-term debt, net	—	744,427
Other financing activities	(27,473)	(17,277)
Net cash provided by (used in) financing activities	(90,613)	454,638
Net increase (decrease) in cash and cash equivalents	244,543	(606,927)
Cash and cash equivalents at beginning of period	$1,438,528	1,777,703
Cash and cash equivalents at end of period	$1,683,071	$1,170,776
Supplemental disclosure of cash flow information:
Interest paid	$19,969	$21,289
Income taxes paid, net	$65,145	$59,145

See notes to condensed consolidated financial statements.

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended October 2, 2021	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of July 3, 2021	245,909	$2,459	$1,410,893	$1,709,463	$(3,211)	$3,119,604
Components of comprehensive income:
Net income	—	—	—	234,545	—	234,545
Other comprehensive loss	—	—	—	—	(5,393)	(5,393)
Issuance of common shares under employee stock plans, net	1,914	19	(22,950)	—	—	(22,931)
Stock-based compensation expense	—	—	69,720	—	—	69,720
Balance as of October 2, 2021	247,823	$2,478	$1,457,663	$1,944,008	$(8,604)	$3,395,545

Six Months Ended October 2, 2021	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of April 3, 2021	245,808	$2,458	$1,383,494	$1,503,122	$(2,113)	$2,886,961
Components of comprehensive income:
Net income	—	—	—	440,886	—	440,886
Other comprehensive loss	—	—	—	—	(6,491)	(6,491)
Issuance of common shares under employee stock plans, net	2,015	20	(63,160)	—	—	(63,140)
Stock-based compensation expense	—	—	137,329	—	—	137,329
Balance as of October 2, 2021	247,823	$2,478	$1,457,663	$1,944,008	$(8,604)	$3,395,545

XILINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Three Months Ended September 26, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 27, 2020	243,231	$2,432	$1,194,748	$1,136,710	$(14,237)	$2,319,653
Components of comprehensive income:
Net income	—	—	—	193,816	—	193,816
Other comprehensive income	—	—	—	—	5,949	5,949
Issuance of common shares under employee stock plans, net	1,828	18	(31,933)	—	—	(31,915)
Stock-based compensation expense	—	—	58,439	—	—	58,439
Cash dividends declared ($0.38 per common share)	—	—	—	(93,105)	—	(93,105)
Balance as of September 26, 2020	245,059	$2,450	$1,221,254	$1,237,421	$(8,288)	$2,452,837

Six Months Ended September 26, 2020	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of March 28, 2020	243,810	$2,438	$1,145,083	$1,187,805	$(20,277)	$2,315,049
Components of comprehensive income:
Net income	—	—	—	287,652	—	287,652
Other comprehensive income	—	—	—	—	11,989	11,989
Issuance of common shares under employee stock plans, net	1,934	19	(35,173)	—	—	(35,154)
Repurchase and retirement of common stock	(685)	(7)	2,522	(52,517)	—	(50,002)
Stock-based compensation expense	—	—	108,822	—	—	108,822
Cash dividends declared ($0.76 per common share)	—	—	—	(185,519)	—	(185,519)
Balance as of September 26, 2020	245,059	$2,450	$1,221,254	$1,237,421	$(8,288)	$2,452,837

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

The Company uses a 52- to 53-week fiscal year ending on the Saturday nearest March 31. Fiscal 2022 is a 52-week year ending on April 2, 2022 and fiscal 2021 was a 53-week year ended on April 3, 2021. The quarters ended on October 2, 2021 and September 26, 2020 each consisted of 13 weeks.

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

The aggregate financial advisor fees associated with the Merger are $90.0 million in total, $9.0 million of which was paid upon the public announcement of the Merger, and the remainder is contingent upon the closing of the Merger. The Company is also obligated to pay up to an additional $40.0 million calculated based on the extent to which the value of the Company’s shares in the Merger at the time of closing exceeds a specified threshold. If the Merger is not completed, the Company could be required to pay a termination fee of $1.00 billion to AMD under certain circumstances as described in the Merger Agreement or AMD could be required to pay a termination fee to the Company equal to $1.50 billion, or $1.00 billion under certain circumstances, as described in the Merger Agreement.

Note 2.Recent Accounting Changes and Accounting Pronouncements
Recent Accounting Pronouncements Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for Xilinx was the first quarter of fiscal 2022. The standard provides different transition methods for the various provisions. The Company adopted the new authoritative guidance in the first quarter of fiscal 2022 and the impact was not material to the Company's condensed consolidated financial statements.

Note 3.Significant Customers and Concentrations of Credit Risk

Avnet, Inc. (Avnet), one of the Company’s distributors, distributes the Company’s products worldwide. As of October 2, 2021 and April 3, 2021, Avnet accounted for 27% and 13% of the Company’s total net accounts receivable, respectively. Net revenues from Avnet accounted for 48% of the Company’s worldwide net revenues in both the second quarter and the first six months of fiscal 2022. Net revenues from Avnet accounted for 41% and 43% of the Company’s worldwide net revenues in the second quarter and the first six months of fiscal 2021, respectively. While the percentage of worldwide net revenues from Avnet fluctuates from period to period, overall the percentage is within historical ranges.
For the second quarter and the first six months of fiscal 2022, approximately 63% and 65% of the Company's net revenues were from products sold to distributors for subsequent resale to original equipment manufacturers (OEMs) or their subcontract manufacturers, respectively. For the second quarter and the first six months of fiscal 2021 the percentages of the Company's net revenues from distributors were 52% and 57%, respectively.
No other distributor or end customer accounted for more than 10% of the Company’s worldwide net revenues for the second quarter and the first six months of fiscal 2022 and 2021.

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

As of October 2, 2021, all of the mortgage-backed securities in the Company's investment portfolio were issued by U.S. government-sponsored enterprises and agencies and are rated AA+ by Standard & Poor’s and Aaa by Moody’s Investors Service.

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

The Company validates the consensus prices by taking random samples from each asset type and corroborating those prices using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. There have not been any changes to the Company’s fair value methodology during the second quarter of fiscal 2022 and the Company did not adjust or override any fair value measurements as of October 2, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 and April 3, 2021:

	October 2, 2021
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$375,559	$—	$—	$375,559
Financial institution securities	—	186,991		186,991
Non-financial institution securities	—	283,291	—	283,291
U.S. government and agency securities	409,976	24,999	—	434,975
Foreign government and agency securities	—	197,979	—	197,979
Short-term investments:
Financial institution securities	—	348,895	—	348,895
Non-financial institution securities	—	216,951	—	216,951
U.S. government and agency securities	349,905	114,991	—	464,896
Foreign government and agency securities	—	496,881	—	496,881
Mortgage-backed securities	—	157,782	—	157,782
Asset-backed securities	—	159	—	159
Commercial mortgage-backed securities	—	52,592	—	52,592
Total assets measured at fair value	$1,135,440	$2,081,511	$—	$3,216,951
Liabilities
Derivative financial instruments, net	$—	$(190)	$—	$(190)
Total liabilities measured at fair value	$—	$(190)	$—	$(190)
Net assets measured at fair value	$1,135,440	$2,081,321	$—	$3,216,761

	April 3, 2021
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Cash equivalents:
Money market funds	$583,390	$—	$—	$583,390
Financial institution securities	—	274,985	—	274,985
Non-financial institution securities	—	158,981	—	158,981
Foreign government and agency securities	—	247,979	—	247,979
Short-term investments:
Financial institution securities	—	159,997	—	159,997
Non-financial institution securities	—	374,854	—	374,854
U.S. government and agency securities	378,686	189,481	—	568,167
Foreign government and agency securities	—	414,876	—	414,876
Mortgage-backed securities	—	109,603	—	109,603
Asset-backed securities	—	172	—	172
Commercial mortgage-backed securities	—	12,702	—	12,702
Derivative financial instruments, net	—	3,519	—	3,519
Total assets measured at fair value	$962,076	$1,947,149	$—	$2,909,225

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables above.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company's $750.0 million principal amount of 2.950% senior notes due June 1, 2024 (2024 Notes) and $750.0 million principal amount of 2.375% senior notes due June 1, 2030 (2030 Notes) are measured at fair value on a quarterly basis for disclosure purposes. The fair values of the 2024 Notes and 2030 Notes as of October 2, 2021 were approximately $791.1 million and $769.0 million, respectively, based on the last trading price for the period (classified as Level 2 in fair value hierarchy due to relatively low trading volume).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of October 2, 2021, the Company had non-marketable securities in private companies of $115.5 million, which were classified as Level 3 assets. The Company’s investments in non-marketable equity securities of private companies are recorded at fair value if the Company recognizes an observable price adjustment or an impairment. Such impairment losses or observable price adjustments were not material during all periods presented. The Company’s investments in non-financial assets such as property, plant and equipment, goodwill and acquisition-related intangibles, are recorded at cost (net of accumulated depreciation or amortization, where applicable). These non-financial assets are reduced to fair value when impaired.

Note 5.Financial Instruments

The following is a summary of cash equivalents and available-for-sale securities as of the end of the periods presented:

	October 2, 2021				April 3, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$375,559	$—	$—	$375,559	$583,390	$—	$—	$583,390
Financial institution
securities	535,886	—	—	535,886	434,982	—	—	434,982
Non-financial institution
securities	500,240	2	—	500,242	533,835	—	—	533,835
U.S. government and
agency securities	899,884	6	(19)	899,871	568,122	45	—	568,167
Foreign government and
agency securities	694,906	—	(46)	694,860	662,855	—	—	662,855
Mortgage-backed securities	157,087	1,431	(736)	157,782	108,460	1,488	(345)	109,603
Asset-backed securities	145	14	—	159	159	13	—	172
Commercial mortgage-
backed securities	52,816	51	(275)	52,592	12,622	86	(6)	12,702
	$3,216,523	$1,504	$(1,076)	$3,216,951	$2,904,425	$1,632	$(351)	$2,905,706

Financial institution securities include securities issued or managed by financial institutions in various forms, such as commercial paper and time deposits. Substantially all time deposits were issued by institutions outside the U.S. as of October 2, 2021 and April 3, 2021.

The following tables show the fair values and gross unrealized losses of the Company’s investments, aggregated by investment category, for individual securities that have been in a continuous unrealized loss position for the length of time specified, as of October 2, 2021 and April 3, 2021:

	October 2, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and
agency securities	$604,915	$(19)	$—	$—	$604,915	$(19)
Foreign government and
agency securities	99,939	(46)	—	—	99,939	(46)
Mortgage-backed securities	81,432	(706)	1,886	(30)	83,318	(736)
Commercial mortgage-
backed securities	43,672	(271)	497	(4)	44,169	(275)
	$829,958	$(1,042)	$2,383	$(34)	$832,341	$(1,076)

	April 3, 2021
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$37,442	$(216)	$9,835	$(129)	$47,277	$(345)
Commercial mortgage-
backed securities	2,671	(5)	181	(1)	2,852	(6)
	$40,113	$(221)	$10,016	$(130)	$50,129	$(351)

The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments as of October 2, 2021 and April 3, 2021 were temporary in nature as evidenced by the fluctuations in the gross unrealized losses within the investment categories. The marketable debt securities (financial and non-financial institution securities, U.S. and foreign government and agency securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities) are highly rated by the credit rating agencies, there have been no defaults on any of these securities and the Company has received interest payments as they become due. Therefore, the Company believes that it will be able to collect both principal and interest amount due to the Company. Additionally, in the past several years a portion of the Company's investment in the mortgage-backed securities was redeemed or prepaid by the debtors at par. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or more was not significant as of October 2, 2021 and April 3, 2021. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that it will have to sell them until recovery of their carrying values.

The amortized cost and estimated fair value of marketable debt securities, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	October 2, 2021
(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,631,493	$2,631,441
Due after one year through five years	12,880	12,901
Due after five years through ten years	14,549	14,993
Due after ten years	182,042	182,057
	$2,840,964	$2,841,392

As of October 2, 2021, $210.0 million of marketable debt securities with contractual maturities of greater than one year were classified as short-term investments. Additionally, the above table does not include investments in money market funds because these investments do not have specific contractual maturities.

Certain information related to available-for-sale securities is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Proceeds from sale of available-for-sale securities	$872	$18,798	$5,854	$56,455
Gross realized gains on sale of available-for-sale securities	$1	$53	$38	$413
Gross realized losses on sale of available-for-sale securities	—	(224)	(64)	(224)
Net realized gains (losses) on sale of available-for-sale securities	$1	$(171)	$(26)	$189
Amortization of premiums (discounts) on available-for-sale securities	$501	$(25)	$892	$(117)

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock awards granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (ESPP):

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock-based compensation included in:
Cost of revenues	$3,797	$2,963	$7,407	$5,684
Research and development	42,273	36,110	83,735	66,479
Selling, general and administrative	23,650	19,366	46,187	36,659
	$69,720	$58,439	$137,329	$108,822

Employee Stock Option Plans

The types of awards allowed under the 2007 Equity Incentive Plan (2007 Equity Plan) include incentive stock options, non-qualified stock options, restricted stock units (RSUs), restricted stock and stock appreciation rights. As of October 2, 2021, 9.5 million shares remained available for grant under the 2007 Equity Plan.

RSU Awards

A summary of the Company’s RSU activity and related information is as follows:

	RSUs Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
March 28, 2020	6,780	$80.53
Granted	3,885	$106.36
Vested	(2,558)	$71.07
Cancelled	(680)	$85.26
April 3, 2021	7,427	$96.45
Granted	2,507	$136.18
Vested	(2,355)	$83.29
Cancelled	(209)	$106.66
October 2, 2021	7,370	$113.54

The estimated fair values of RSUs were calculated based on the market price of Xilinx common stock on the date of grant, reduced by the present value of dividends expected to be paid on Xilinx common stock prior to vesting. The per share weighted-average fair value of RSUs granted during the second quarter of fiscal 2022 was $135.77, ($95.59 for the second quarter of fiscal 2021), which were calculated based on estimates at the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Risk-free interest rate	0.6%	0.3%	0.6%	0.3%
Dividend yield	—%	1.5%	—%	1.5%

For the majority of RSUs granted, the number of shares of common stock issued on the date the RSU awards vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees. During the first six months of fiscal 2022 and 2021, the Company withheld $83.0 million and $53.4 million worth of RSU awards, respectively, to satisfy the employees’ tax obligations.

During the second quarter and the first six months of fiscal 2022, the Company realized excess tax benefits of $10.5 million and $30.1 million, respectively, primarily from RSU vesting. During the second quarter and the first six months of fiscal 2021, the excess tax benefits were $12.4 million and $12.7 million, respectively, primarily from RSU vesting. These tax benefits were recorded in the condensed consolidated statements of income as a component of the provision (benefit) for income taxes.

Employee Stock Purchase Plan

Under the Company’s ESPP, shares are only issued during the second and fourth quarters of each fiscal year. Employees purchased 259 thousand shares for $19.8 million during the second quarter of fiscal 2022 and 283 thousand shares for $19.8 million during the second quarter of fiscal 2021. The per-share weighted-average fair value of stock purchase rights granted under the ESPP during the second quarter of fiscal 2022 and 2021 was $47.42 and $31.40, respectively. The fair values of stock purchase plan rights granted in the second quarter of fiscal 2022 and 2021 were estimated using the Black-Scholes option pricing model at the date of grant using the following assumptions:

	2022	2021
Expected life of options (years)	1.25	1.25
Expected stock price volatility	0.40	0.38
Risk-free interest rate	0.1%	0.1%
Dividend yield	—%	1.4%

The next scheduled purchase under the ESPP is in the fourth quarter of fiscal 2022. As of October 2, 2021, 11.6 million shares were available for future issuance under the Company's ESPP.

Note 8. Net Income Per Common Share

The computation of basic net income per common share for all periods presented is derived from information on the condensed consolidated statements of income, and there are no reconciling items in the numerator used to compute the diluted net income per common share. The following table summarizes the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income available to common stockholders	$234,545	$193,816	$440,886	$287,652
Weighted average common shares outstanding-basic	247,765	244,837	246,344	243,602
Dilutive effect of employee equity incentive plans	2,692	1,926	3,134	2,245
Weighted average common shares outstanding-diluted	250,457	246,763	249,478	245,847
Basic net income per common share	$0.95	$0.79	$1.79	$1.18
Diluted net income per common share	$0.94	$0.79	$1.77	$1.17

The total shares used in the denominator of the diluted net income per common share calculation include potentially dilutive common equivalent shares outstanding that are not included in basic net income per common share calculation. The diluted shares were calculated by applying the treasury stock method to the impact of the equity incentive plans.

Certain shares of outstanding stock options and RSUs were excluded from diluted net income per common share calculation by applying the treasury stock method, as their inclusion would have been anti-dilutive. These excluded options and RSUs were immaterial for the second quarter and the first six months of fiscal 2022 and 2021, respectively, but could be dilutive in the future if the Company’s average share price increases and is greater than the combined exercise prices and the unamortized fair values of these options and RSUs.

Note 9.Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated net realizable value) and are comprised of the following:

(In thousands)	October 2, 2021	April 3, 2021
Raw materials	$32,936	$25,927
Work-in-process	192,699	220,228
Finished goods	59,933	64,930
	$285,568	$311,085

Note 10. Debt

2024 Notes

On May 30, 2017, the Company issued the 2024 Notes at a discounted price of 99.887% of par. Interest on the 2024 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2024 Notes is 2.968%. The coupon interest rate of the 2024 Notes is 2.950%.

The Company received $745.2 million from the issuance of the 2024 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2024 Notes. As of October 2, 2021, the remaining term of the 2024 Notes is approximately 2.7 years.

The following table summarizes the carrying value of the 2024 Notes as of October 2, 2021 and April 3, 2021:

(In thousands)	October 2, 2021	April 3, 2021
Principal amount of the 2024 Notes	$750,000	$750,000
Unamortized discount of the 2024 Notes	(344)	(405)
Unamortized debt issuance costs associated with 2024 Notes	(1,513)	(1,797)
Carrying Value of the 2024 Notes	$748,143	$747,798

Interest expense related to the 2024 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Contractual coupon interest	$5,444	$5,444	$10,887	$10,887
Amortization of debt issuance costs	142	142	284	284
Amortization of debt discount, net	31	30	61	59
Total interest expense related to the 2024 Notes	$5,617	$5,616	$11,232	$11,230

2030 Notes

On May 19, 2020, the Company issued the 2030 Notes at a discounted price of 99.973% of par. Interest on the 2030 Notes is payable semi-annually on June 1 and December 1. The effective interest rate of the 2030 Notes is 2.378%. The coupon interest rate of the 2030 Notes is 2.375%.

The Company received $744.4 million from the issuance of the 2030 Notes, after the debt discount and deduction of debt issuance costs. The debt discounts and issuance costs are amortized to interest expense over the term of the 2030 Notes. As of October 2, 2021, the remaining term of the 2030 Notes is approximately 8.7 years.

The following table summarizes the carrying value of the 2030 Notes as of October 2, 2021 and April 3, 2021:

(In thousands)	October 2, 2021	April 3, 2021
Principal amount of the 2030 Notes	$750,000	$750,000
Unamortized discount of the 2030 Notes	(178)	(187)
Unamortized debt issuance costs associated with 2030 Notes	(4,654)	(4,923)
Carrying Value of the 2030 Notes	$745,168	$744,890

Interest expense related to the 2030 Notes was included in interest and other income (expense), net on the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Contractual coupon interest	$4,521	$4,521	$9,043	$6,565
Amortization of debt issuance costs	134	134	269	179
Amortization of debt discount, net	5	4	9	7
Total interest expense related to the 2030 Notes	$4,660	$4,659	$9,321	$6,751

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

Through October 2, 2021, the Company has used $716.3 million of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future repurchases. Pursuant to the terms of the Merger Agreement, the Company suspended its repurchase program on October 27, 2020, the date the Company announced its planned merger with AMD. The Company’s current policy is to retire all repurchased shares, and consequently, no treasury shares were held as of October 2, 2021 and April 3, 2021.

There was no common stock repurchase during the first six months of fiscal 2022. During the first six months of fiscal 2021, the Company repurchased 0.7 million shares of common stock in the open market for a total of $53.7 million.

Note 12. Interest and Other Expense, Net

The components of interest and other expense, net are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest income	$1,142	$1,969	$2,859	$6,923
Interest expense	(10,277)	(14,226)	(20,553)	(25,883)
Other income (expense), net	(69)	1,486	9,490	(3,964)
Total interest and other expense, net	$(9,204)	$(10,771)	$(8,204)	$(22,924)

Note 13. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. The components of the Company's accumulated other comprehensive loss are as follows:

(In thousands)	October 2, 2021	April 3, 2021
Accumulated unrealized gains on available-for-sale securities, net of tax	$334	$983
Accumulated unrealized losses on hedging transactions, net of tax	(1,987)	904
Accumulated cumulative translation adjustment, net of tax	(6,951)	(4,000)
Total accumulated other comprehensive loss	$(8,604)	$(2,113)

The related tax effects of other comprehensive income (loss) were not material for all periods presented.

Note 14. Income Taxes

The Company recorded a tax provision of $6.1 million and $11.1 million for the second quarter and the first six months of fiscal 2022, respectively, representing effective tax rates of 2.5% for both periods. The Company recorded a tax benefit of $0.8 million and a tax provision of $70.4 million for the second quarter and the first six months of fiscal 2021, respectively, representing effective tax rates of 0.4% and 19.7%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the second quarter and first six months of fiscal 2022 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by the U.S. tax on global intangible low-taxed income (GILTI).

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate in the second quarter and first six months of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI. The first six months of fiscal 2021 also included the recognition of the cumulative adverse impact of including stock-based compensation in the intercompany research and development (R&D) cost sharing arrangement.

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

The Company’s total gross unrecognized tax benefits as of October 2, 2021, determined in accordance with authoritative guidance for measuring uncertain tax positions, increased by $6.1 million in the second quarter of fiscal 2022 to $159.3 million. The total amount of unrecognized tax benefits that, if realized in a future period, would favorably affect the effective tax rate was $120.3 million as of October 2, 2021.

The Company’s policy is to include interest and penalties related to income tax liabilities within the provision for income taxes on the condensed consolidated statements of income. The balance of accrued interest and penalties recorded in the condensed consolidated balance sheets was $5.1 million as of October 2, 2021 compared to $4.1 million in the same prior year period. The amounts of interest and penalties included in the Company's provision for income taxes were not material for all periods presented.

The statutes of limitations have closed for U.S. federal income tax purposes for years through fiscal 2017 and for significant U.S. state income tax purposes for years through fiscal 2014. The statutes of limitations have closed for Ireland and India income tax purposes for years through fiscal 2016 and for Singapore income tax purposes for years through fiscal 2015.

Note 15. Leases and Commitments

The Company leases some of its facilities and office buildings under non-cancelable operating leases that expire at various dates through August 2029. Additionally, the Company entered into a land lease in conjunction with its building in Singapore, which will expire in November 2035 and the lease cost was settled in an up-front payment in June 2006. Some of the operating leases for facilities and office buildings require payment of operating costs, including property taxes, repairs, maintenance and insurance. Most of the Company’s leases contain renewal options for varying terms. These renewal terms can extend the lease term from 1 to 15 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The following table presents the maturities of lease liabilities as of October 2, 2021:

Fiscal	(In thousands)
2022 (remaining six months)	$6,570
2023	9,773
2024	7,799
2025	7,012
2026	6,934
Thereafter	22,992
Total lease payments	$61,080
Less: Imputed interest	(11,305)
Total lease liabilities	$49,775

The Company's leases were included as a component of the following condensed consolidated balance sheet lines:

(In thousands)	October 2, 2021	April 3, 2021
Other assets	$46,535	$48,322
Other accrued liabilities	9,158	10,461
Other long-term liabilities	40,617	40,858

The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$3,747	$3,558	$7,545	$7,258
Lease income	(569)	(1,050)	(1,148)	(1,972)
Total lease cost	$3,178	$2,508	$6,397	$5,286

Other information related to leases were as follows:

	Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Cash paid for operating leases included in operating cash flows	$6,882	$6,808

	October 2, 2021	September 26, 2020
Weighted-average remaining lease term - operating leases (in years)	6.6	7.1
Weighted-average remaining discount rate - operating leases	5.5%	5.7%

Other commitments as of October 2, 2021 totaled $230.7 million and consisted of purchases of inventory and other non-cancelable purchase obligations related to subcontractors that manufacture silicon wafers and provide assembly and some test services. The Company expects to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. Additionally, as of October 2, 2021, the Company had $33.3 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2023.

Note 16. Product Warranty and Indemnification

The Company generally sells products with a limited warranty for product quality. The Company provides an accrual for known product issues if a loss is probable and can be reasonably estimated. As of the end of the second quarter of fiscal 2022 and the end of fiscal 2021, the accrual balances of the product warranty liability were immaterial.

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

Note 17. Contingencies

Patent Litigation

On October 18, 2019, a patent infringement lawsuit was filed by Arbor Global Strategies LLC (Arbor) against the Company in the U.S. District Court in Delaware (Arbor Global Strategies LLC, v. Xilinx, Inc., Case No. 1:19-cv-01986). The lawsuit pertains to four patents and Arbor seeks unspecified damages, interest, attorneys’ fees, and costs. The Company filed a motion to dismiss the case on December 19, 2019 that was denied on August 12, 2020. On September 4, 2020, the Company filed four inter parties review (IPR) petitions directed at each of the four Arbor patents. On March 5, 2021, the Patent Trial and Appeal Board (PTAB) entered decisions granting institution of all four IPR petitions. Subsequently, the parties filed an agreed stay motion on March 10, 2021 for the district court litigation. On March 11, 2021, the Court issued an order staying the case until the issuance of the PTAB’s Final Written Decision on the last-instituted of the parties’ pending IPRs, which is expected no later than March 2022. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

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

On September 16, 2020, five patent infringement lawsuits (Case Nos. 1:20-cv-01228, 1:20-cv-01229, 1:20-cv-01231, 1:20-cv-01232 1:20-cv-01233) were filed by WSOU Investments, LLC - d/b/a Brazos Licensing and Development (WSOU Investments) in the U.S. District Court in Delaware. Each lawsuit pertains to a single patent and WSOU Investments seeks unspecified damages, interest, attorneys’ fees, and costs. On November 9, 2020, the Company filed a motion to dismiss WSOU Investments’ indirect infringement claims in each of the cases. In response, WSOU Investments filed amended complaints, limiting its request for pre-suite damages to the direct infringement claims. The Company filed motions to dismiss the indirect infringement claims in the amended complaints on December 7, 2020. The Court entered a scheduling order on September 13, 2021, setting a trial date for June 2023. On June 8, 2021, the Court entered an order in each of the cases, dismissing the indirect infringement claims. The Company is unable to estimate its range of possible loss, if any, in this matter at this time.

The Company intends to continue to protect and defend its intellectual property (IP) vigorously.

On August 9, 2021, a former employee filed a lawsuit against the Company (Case No. 21-cv-385612) in the Superior Court of California in the County of Santa Clara. The lawsuit alleges fourteen causes of action, which include claims for violations of employment law under the theory of retaliation, for trade secret misappropriation under the federal Defend Trade Secrets Act, and various causes of action for common law and statutory forms of fraud. The plaintiff is seeking $365.0 million in damages. The Company demurred to the complaint on September 20, 2021. The Court has not set a date for hearing the demurrer. Discovery in the case is now open. The Company is unable to estimate its range of possible loss, if any, in this matter at this time. The Company’s management intends to contest the case vigorously.

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

Note 18. Goodwill and Acquisition-Related Intangibles

A summary of the goodwill and acquisitions-related intangibles balances as of October 2, 2021 and April 3, 2021 was as follows:

			Weighted-Average
(In thousands)	October 2, 2021	April 3, 2021	Amortization Life
Goodwill	$633,200	$620,697

Core technology, gross	$279,763	$249,847
Less accumulated amortization	(152,223)	(133,007)
Core technology, net	127,540	116,840	3.6 years

Other intangibles, gross	95,759	95,759
Less accumulated amortization	(73,092)	(67,999)
Other intangibles, net	22,667	27,760	3.0 years

In-process research and development	17,088	26,992

Total acquisition-related intangibles, gross	392,610	372,598
Less accumulated amortization	(225,315)	(201,006)
Total acquisition-related intangibles, net	$167,295	$171,592

During the first quarter of fiscal 2022, the Company completed an immaterial business combination, which resulted in increases to goodwill and core technology intangibles.

Based on the carrying value of acquisition-related intangibles recorded as of October 2, 2021, and assuming no subsequent acquisition or impairment of the underlying assets, the annual amortization expense for acquisition-related intangibles is expected to be as follows:

Fiscal	(In thousands)
2022 (remaining six months)	$24,014
2023	47,819
2024	43,569
2025	20,729
2026	12,912
Thereafter	1,164
Total	$150,207

In-process research and development is not subject to amortization prior to the completion of the projects and therefore the balance is excluded from the above annual amortization expense schedule.

Note 19. Segment Information

The Company designs, develops and markets programmable logic semiconductor devices and the related software design tools. The Company operates and tracks its results in one operating segment. The Company sells its products to OEMs and to electronic components distributors who resell these products to OEMs or subcontract manufacturers. Net revenues by geography for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
North America	$240,029	$223,781	$440,023	$410,075
Asia Pacific	448,863	365,898	909,275	758,930
Europe	155,633	136,109	289,424	228,860
Japan	91,245	40,747	175,654	95,343
Total net revenues	$935,770	$766,535	$1,814,376	$1,493,208

Geographic revenue information for the second quarter and the first six months of fiscal 2022 and 2021 reflects the geographic ship-to location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers.
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

	Three Months Ended		Six Months Ended
(% of total net revenues)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
AIT	40%	44%	39%	44%
Automotive, Broadcast and Consumer	22	16	21	14
Wired and Wireless	31	26	30	29
Data Center	9	14	9	13
Channel Revenue	(2)	—	1	—
Total net revenues	100%	100%	100%	100%

Note 20. Subsequent Events

On October 27, 2021 the Company's Board of Directors voted unanimously to declare a cash dividend of $0.37 per outstanding share of common stock payable on November 15, 2021 to all stockholders of record at the close of business on November 8, 2021. The dividend is conditioned upon and will only be payable if the Merger has not closed on or before the record date for such dividend.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19

The social and economic impact of the COVID-19 outbreak has continued since it was declared a pandemic by the World Health Organization in March 2020. While COVID-19 did not have a significant impact on our financial results in the second quarter and the first six months of fiscal 2022, it is difficult to accurately predict the ultimate impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the availability, distribution and adoption of the vaccine, the applicability of government regulations related to the pandemic and the vaccine, the duration and severity of the pandemic and related containment measures. Our compliance with these measures has impacted, and could continue to impact, our business and operations, as well as those of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. During this unprecedented time, our priority has been to support our employees, customers, partners and communities, while positioning Xilinx for the future. For example, almost all of our employees have been working remotely since March 16, 2020. In addition, employees of many of our customers are also working remotely, which may delay the timing of some orders and deliveries expected in fiscal 2022.

As we continue to experience uncertainties and disruptions in connection with COVID-19, it remains uncertain when we would eventually resume normal operations in a post-pandemic environment. Uncertainties and disruptions caused by the COVID-19 pandemic continue to affect the overall demand from customers and the availability of supply chain, logistical services and component supply, which may adversely impact our business and financial results. For example, recent sharp increases in demand for semiconductor products, combined with the pandemic’s impacts, have resulted in a global shortage of manufacturing capacities, increased lead times, inability to meet demand, and increased costs in the semiconductor industry. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all orders placed by our customers on time. We will continue to closely monitor the pandemic's associated effects, such as our ability to collect receivables from those customers significantly impacted by COVID-19 related closures and disruptions, as well as changes in orders in a given period likely to affect our revenues in future periods, particularly if experienced on a sustained basis.

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

Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. While we are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 2, 2021, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Results of Operations: second quarter and first six months of fiscal 2022 compared to the second quarter and first six months of fiscal 2021

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of products sold	31.3	28.4	31.7	29.7
Amortization of acquisition-related intangibles	1.1	0.9	1.1	0.9
Total cost of revenues	32.4	29.3	32.8	30.6
Gross margin	67.6	70.7	67.2	69.4
Operating expenses:
Research and development	27.2	28.7	27.7	28.8
Selling, general and administrative	13.5	14.8	13.8	14.7
Amortization of acquisition-related intangibles	0.2	0.4	0.3	0.4
Total operating expenses	40.9	43.9	41.8	43.9
Operating income	26.7	26.8	25.4	25.5
Interest and other expense, net	(1.0)	(1.4)	(0.5)	(1.5)
Income before income taxes	25.7	25.4	24.9	24.0
Provision for income taxes	0.6	0.1	0.6	4.7
Net income	25.1%	25.3%	24.3%	19.3%

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

Except for Avnet, no other distributor or end customer accounted for more than 10% of our worldwide net revenues for the second quarter and the first six months of fiscal 2022 or 2021.

Net Revenues by Product

Net revenues by product categories for the second quarter and the first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Advanced Products	$688.1	28	$537.4	$1,318.1	28	$1,033.0
Core Products	247.7	8	229.1	496.3	8	460.2
Total net revenues	$935.8	22	$766.5	$1,814.4	22	$1,493.2

Net revenues from Advanced Products increased in the second quarter and the first six months of fiscal 2022 compared to the comparable prior year periods. The increase was primarily due to higher revenue from the 16nm Zynq and Kintex Ultrascale Plus product families.

Net revenues from Core Products increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increase was largely due to higher sales from our Virtex-5 and Virtex-6 product families. Core Products are relatively mature products and, as a result, sales are expected to decline over time.

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

Net revenues by end markets for the second quarter and the first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(% of total net revenues)	October 2, 2021	% Change in Dollars	September 26, 2020	October 2, 2021	% Change in Dollars	September 26, 2020
AIT	40%	13	44%	39%	6	44%
Automotive, Broadcast and Consumer	22	70	16	21	80	14
Wired and Wireless	31	42	26	30	26	29
Data Center	9	(22)	14	9	(13)	13
Channel Revenue	(2)	nm*	—	1	nm*	—
Total net revenues	100%	22	100%	100%	22	100%

Net revenues from AIT increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases were primarily due to higher sales from Industrial, Scientific, Medical business.

Net revenues from Automotive, Broadcast and Consumer increased, in terms of absolute dollar, in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases were primarily due to higher sales from Audio, Video and Broadcast and Automotive businesses.

Net revenues from Wired and Wireless increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases were primarily due to higher sales from Wireless business.

Net revenues from Data Center decreased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The decreases were driven primarily by lower sales from Compute applications, which was partially offset by higher sales from High Performance Computing and Networking businesses.

Channel Revenue decreased in the second quarter but increased first six months of fiscal 2022 from the comparable prior year periods. The decrease was primarily due to timing differences between shipments to distributors and subsequent distributor shipments to the end customers in the period. While we strive to improve and maintain the stability of distributor inventory balances, Channel Revenue can fluctuate driven by external factors such as the distributors' own inventory management, distributor revenue growth which may require higher absolute inventory levels and customer service objectives.

Net Revenues by Geography

Geographic revenue information reflects the geographic ship-to location of the distributors, original equipment manufacturers (OEMs) or contract manufacturers who purchased our products. This may differ from the geographic location of the end customers. Net revenues by geography for the second quarter and the first six months of fiscal 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
North America	$240.1	7	$223.8	$440.1	7	$410.1
Asia Pacific	448.9	23	365.9	909.3	20	758.9
Europe	155.6	14	136.1	289.4	26	228.9
Japan	91.2	124	40.7	175.6	84	95.3
Total net revenues	$935.8	22	$766.5	$1,814.4	22	$1,493.2

Net revenues in North America increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases for the second quarter and the first six months of fiscal 2022 were primarily due to an increase in distributor shipments and higher sales from Test, Measurement and Emulation and Wired businesses.

Net revenues in Asia Pacific increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases were primarily due to higher sales from Wireless business.

Net revenues in Europe increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases for the second quarter and first six months of fiscal 2022 were primarily due to higher sales from Automotive and Wireless businesses, and were partially offset by decreases from Test, Measurement & Emulation business.

Net revenues in Japan increased in the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The increases were primarily due to higher sales from Wireless business.

Gross Margin

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Gross margin	$632.3	17%	$541.7	$1,218.4	18%	$1,035.6
Percentage of net revenues	67.6%		70.7%	67.2%		69.4%

Gross margin, as a percentage of revenues, was lower in both the second quarter and the first six months of fiscal 2022 from the comparable prior year periods. The decrease, as a percentage of revenue, for the second quarter of fiscal 2022 was driven primarily by changes in the end market mix, as the Wireless and Automotive businesses increased and Aerospace & Defense business decreased. The decrease, as a percentage of revenue, for the first six months of fiscal 2022 was also driven primarily by changes in the end market mix, as the Communications, Automotive and Industrial, Scientific, Medical businesses increased and the Aerospace & Defense business decreased.

Gross margin may be affected in the future due to multiple factors, including but not limited to those set forth in Item 1A. "Risk Factors," included in Part II of this Form 10-Q, shifts in the mix of customers and products, the COVID-19 pandemic, competitive-pricing pressure, manufacturing-yield issues and wafer pricing. We expect to mitigate any adverse impacts from these factors by continuing to improve yields on our Advanced Products, manufacturing efficiencies, and average selling price management. However, continuing growth in wireless business driven by the global deployment ramp of 5G wireless networks would result in lower gross margin percentage in the future.

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

Research and Development

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Research and development	$253.9	16%	$219.6	$501.9	17%	$429.8
Percentage of net revenues	27%		29%	28%		29%

R&D spending increased by $34.3 million, or 16%, for the second quarter and $72.1 million, or 17% for the first six months of fiscal 2022 from the comparable prior year periods. The increase for both periods was primarily due to increase in headcount and employee compensation (including stock-based compensation and bonus) as well as an increase in mask and wafer costs, outside services spending and depreciation.

R&D spending may increase in the future as new products on advanced process technology, IP cores and software solutions require additional R&D investment to extend our competitive strategy. We may also consider acquisitions to complement our strategy for technology leadership and engineering resources in critical areas.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Selling, general and administrative	$126.3	11%	$113.8	$251.2	15%	$219.2
Percentage of net revenues	14%		15%	14%		15%

Selling, general and administrative expenses increased by $12.5 million for the second quarter and $32.1 million for the first six months of fiscal 2022 from the comparable prior year periods. The increase for the second quarter of fiscal 2022 was primarily attributable to increase in headcount and employee compensation (including stock-based compensation and bonus) as well as increase in corporate spending.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Stock-based compensation included in:
Cost of revenues	$3.8	29%	$3.0	$7.4	30%	$5.7
Research and development	42.3	17%	36.1	83.7	26%	66.4
Selling, general and administrative	23.6	23%	19.3	46.2	26%	36.7
	$69.7	19%	$58.4	$137.3	26%	$108.8

The stock-based compensation expense increased by 19% for the second quarter and 26% for the first six months of fiscal 2022 as compared to the prior year periods. The increase for both periods was primarily due to higher restricted stock unit (RSU) grants to remain competitive in the employment market. In order to retain our current workforce and maintain continuous business operations during the pending period of the merger with AMD, we implemented an employee retention bonus program in December 2020 and June 2021 for certain employees consisting of both cash bonuses and RSUs. The addition of retention RSU grants also contributed to the increase in the second quarter and first six months of fiscal 2022's stock-based compensation expense.

Interest and Other Expense, Net

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Interest and other expense, net	$(9.2)	(15)%	$(10.8)	$(8.2)	(64)%	$(22.9)
Percentage of net revenues	(1)%		(1)%	(1)%		(2)%

Interest and other expense was a net expense of $9.2 million in the second quarter of fiscal 2022, as compared to a net expense of $10.8 million in the same prior year period. For the first six months of fiscal 2022, interest and other income (expense) was a net expense of $8.2 million compared to a net expense of $22.9 million in the same prior year period. The decrease in both periods was primarily due to lower interest expense as one of the debts matured in March 2021, movements from investments in deferred compensation plan assets, hedging gains and lower interest income.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In millions)	October 2, 2021	% Change	September 26, 2020	October 2, 2021	% Change	September 26, 2020
Provision for income taxes	$6.1	634%	$0.8	$11.1	(84)%	$70.4
Percentage of net revenues	0.6%		0.1%	0.6%		4.7%
Effective tax rate	2.5%		0.4%	2.5%		19.7%

The increase in the effective tax rate in the second quarter of fiscal 2022 as compared to the same prior year period was primarily due to a decrease in excess tax benefits with respect to stock-based compensation recognized in the current period. The decrease in the effective tax rate in the first six months fiscal 2022 as compared to the same prior year period was primarily due to the prior year recognition of the cumulative adverse impact of including stock-based compensation in the intercompany R&D cost sharing arrangement as a result of a decision in the Altera tax case.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the second quarter and first six months of fiscal 2022 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI.

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate in the second quarter and first six months of fiscal 2021 was primarily due to the beneficial impact of income earned in lower tax rate jurisdictions and excess tax benefits with respect to stock-based compensation, which was partially offset by tax on GILTI. The first six months of fiscal 2021 also included the recognition of the cumulative adverse impact of including stock-based compensation in the intercompany R&D cost sharing arrangement.

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

To date, COVID-19 has not had a significant adverse impact on our liquidity, cash flows or capital resources. However, the ongoing COVID-19 pandemic and the resulting disruption and volatility in the global capital markets may continue, which, depending on future developments, could impact our capital resources and liquidity in the future.

As of October 2, 2021, we had cash, cash equivalents and short-term investments of $3.42 billion and working capital of $3.57 billion. As of April 3, 2021, cash, cash equivalents and short-term investments were $3.08 billion and working capital was $3.12 billion.

As of October 2, 2021, we had $939.5 million of cash and cash equivalents and short-term investments held in our non-U.S. jurisdictions. Substantially all $939.5 million of cash, cash equivalents and short-term investments held by our non-U.S. entities is available for use in the U.S. without incurring additional U.S federal income taxes.

Operating Activities —During the first six months of fiscal 2022, our operations generated net positive cash flow of $512.0 million, which was $23.1 million higher than the $493.1 million generated during the first six months of fiscal 2021. The positive cash flow from operations generated during the first six months of fiscal 2022 was primarily from net income as adjusted for non-cash related items, decrease in inventory and increase in accrued liabilities. These items were partially offset by increases in accounts receivables, prepaid expenses and other assets as well as decreases in income tax payable and accounts payable. Accounts receivable increased by $119.8 million and days sales outstanding increased to 41 days as of October 2, 2021 from 34 days as of April 3, 2021. The increase was primarily due to timing of shipment and collection. We had no collectability issues and our accounts receivable remained current as of October 2, 2021. Our inventory levels as of October 2, 2021 were $25.5 million lower at $285.6 million compared to $311.1 million as of April 3, 2021 and the inventory days decreased to 87 days as of October 2, 2021 from 116 days as of April 3, 2021.

Investing Activities —Net cash used in investing activities was $176.9 million during the first six months of fiscal 2022, which was $1.37 billion lower than the $1.55 billion used during the first six months of fiscal 2021. Net cash used in investing activities during the first six months of fiscal 2022 consisted primarily of $116.0 million for purchases of available-for-sale securities net of proceeds from sale and maturity of available-for-sale securities, $32.1 million for purchases of property, plant, equipment and software and $28.7 million for other investing activities.

Financing Activities —Net cash used in financing activities was $90.6 million in the first six months of fiscal 2022, as compared to $454.6 million of net cash provided in the first six months of fiscal 2021. Net cash used in financing activities during the first six months of fiscal 2022 consisted primarily of $27.5 million payment related to other financing activities and $83.0 million of payment for RSU withholdings. These items were partially offset by the proceeds received from issuance of common stock.

Contractual Obligations

We lease some of our facilities, office buildings and land under non-cancelable operating leases that expire at various dates through August 2029. See "Note 15. Commitments" to our condensed consolidated financial statements, included in Part I. "Financial Information," for a schedule of our operating lease commitments as of October 2, 2021 and additional information about operating leases.

Due to the nature of our business, we depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and some test services. The lengthy subcontractor lead times require us to order the materials and services in advance, and we are obligated to pay for the materials and services when completed. As of October 2, 2021, we had $230.7 million of outstanding inventory and other non-cancelable purchase obligations to subcontractors. We expect to receive and pay for these materials and services in the next three to six months, as the products meet delivery and quality specifications. As of October 2, 2021, we had $33.3 million commitments primarily related to open purchase orders from ordinary operations. These commitments expire at various dates through December 2023.

As of October 2, 2021, we had $437.0 million of liabilities classified as long-term income taxes payable in the condensed consolidated balance sheets. Of the $437.0 million, $321.1 million was the estimated remaining long-term portion of the one-time transition tax that resulted from the enactment of the Tax Cuts and Jobs Act (TCJA), which will be payable in four annual installments. The residual balance of $115.9 million in the long-term income taxes payable is for uncertain tax positions and related interest and penalties. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with such liabilities, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of October 2, 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date we announced the planned Merger with AMD. There was no common stock repurchase during the first six months of fiscal 2022. During the first six months of fiscal 2021, we repurchased 0.7 million shares of common stock for a total of $53.7 million.

In accordance with the Merger Agreement, our quarterly dividends were suspended until a date that is at least 12 months after the signing date of the Merger Agreement. As permitted as of October 27, 2021 under the terms of the Merger Agreement, our Board of Directors voted unanimously to declare a cash dividend of $0.37 per outstanding share of common stock payable on November 15, 2021 to all stockholders of record at the close of business on November 8, 2021. The dividend is conditioned upon and will only be payable if the Merger has not closed on or before the record date for such dividend. During the first six months of fiscal 2022, there was no dividend payment to stockholders. During the first six months of fiscal 2021, we paid $185.5 million in cash dividends to stockholders, representing $0.37 per common share. Our common stock and debentures repurchase program and dividend policy could be impacted by, among other items, our views on potential future capital requirements relating to R&D, investments and acquisitions, legal risks, principal and interest payments on our debentures and other strategic investments.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. We will continue to evaluate opportunities for investments to obtain additional wafer capacity, to secure certain inventory components, to assure supply arrangements, to procure additional capital equipment and facilities, to develop new products, and to potentially acquire technologies or businesses that could complement our business. However, certain risks and other factors, including those discussed in Item 1A included in Part II. "Risk Factors" and below, could affect our cash positions adversely.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates to certain types of investments, which consist of fixed income securities with a fair value of approximately $2.84 billion as of October 2, 2021. The fixed income investments include mortgage-backed securities, asset-backed securities, financial institution securities, non-financial institution securities, U.S. and foreign government and agency securities and commercial mortgage-backed securities. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the issuer’s credit rating. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates as of October 2, 2021 would have affected the fair value of our investment portfolio by less than $15 million.

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

We enter into forward currency exchange contracts to hedge our overseas operating expenses and other liabilities when deemed appropriate. As of October 2, 2021 and April 3, 2021, we had the following outstanding forward currency exchange contracts (in notional amount):

(In millions and U.S. dollars)	October 2, 2021	April 3, 2021
Singapore Dollar	$31.3	$30.0
Euro	31.9	28.6
Indian Rupee	119.2	99.3
British Pound	24.0	23.8
Chinese Yuan	38.8	33.4
	$245.2	$215.1

As part of our strategy to reduce volatility of operating expenses due to foreign exchange rate fluctuations, we employ a hedging program with forward outlook of up to two years for major foreign-currency-denominated operating expenses. The outstanding forward currency exchange contracts expire at various dates through August 2023. The net unrealized losses, which approximate the fair market value of the forward currency exchange contracts, are expected to be realized into net income within the next two years.

Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). Other monetary foreign-denominated assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates as of October 2, 2021 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by less than $18.5 million. In addition, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates compared to rates as of October 2, 2021 would have affected the value of foreign-currency-denominated cash and investments by less than $16.1 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, despite the fact that virtually all of our employees have been working remotely due to the COVID-19 pandemic since March 2020. We are continually monitoring and assessing the pandemic's development to minimize its impact on the effectiveness of our internal controls.

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

The Merger may not be completed, may be delayed or may be approved subject to materially burdensome conditions, any of which may adversely affect our business, operating results and stock price. Our and AMD’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) receipt of regulatory clearance under certain foreign anti-trust laws including in China, (ii) the absence of any order prohibiting the Merger or enactment of any law that makes the consummation of the Merger illegal, (iii) the absence of any material adverse effect on either Xilinx or AMD since the date of the Merger Agreement that is continuing, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (v) performance by us and AMD of our respective obligations under the Merger Agreement. There can be no assurance that the conditions to the completion of the Merger will be satisfied in a timely manner or at all. Although we and AMD have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion, or require changes to the terms of, the Merger. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger. Any delay in completing the Merger may significantly affect the synergies projected to result from the Merger and other benefits that the parties expect to achieve if the Merger is successfully completed. If the Merger is not completed by October 26, 2021 (subject to potential automatic extensions to April 26, 2022, in the event receipt of certain required regulatory approvals related to antitrust matters have not been obtained but all other conditions to closing have been satisfied other than those conditions that by their nature are to be satisfied at the closing), either we or AMD may choose to terminate the Merger Agreement. We or AMD may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger.

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

The ongoing COVID-19 pandemic has led to severe disruptions in the market and the global and U.S. economies that may continue for a prolonged duration. In response, various governmental bodies and private enterprises have implemented and continue to impose numerous measures to limit the spread of the virus, such as vaccine mandates, travel bans and restrictions, quarantines, shelter-in-place orders, and factory and office shutdowns. These measures and other public and private responses to the pandemic have impacted, and may further impact, our workforce and operations, and those of our customers, partners, vendors and suppliers.

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

Due to the spread of COVID-19, we have modified our business practices, including employee travel restrictions, employee work locations, and cancellation of physical participation in non-critical meetings, participation in events and conferences pursuant to applicable government guidelines and mandates, and implementation of vaccination guidelines in accordance with U.S. federal mandates. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, which could adversely impact our ability to perform critical functions, such as the research and development of new products, the manufacture of product components, the final assembly of our products, and the distribution and sale of our products.

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

The full extent and nature of the impact of the COVID-19 pandemic and related restrictions and other measures on our business and financial performance are highly uncertain, as the situation continues to evolve. An extended period of disruption to global supply chain and economic activities due to the pandemic, as well as other factors that are currently unforeseeable, could have a material adverse impact on our ability to access sources of liquidity, as well as our financial condition and results of operations. A prolonged impact of the pandemic also could heighten many of the other risks, such as those relating to disruptions on our operations and our reliance on customers and other third parties, described in this Quarterly Report on Form 10-Q.

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

Avnet's revenue accounted for 48% of our worldwide net revenues in the second quarter of fiscal 2022 and as of October 2, 2021, Avnet accounted for 27% of our total net accounts receivable. Any adverse change to our relationship with Avnet or our other distributors could have a material impact on our business. Furthermore, if a key distributor materially defaulted on a contract or otherwise failed to perform, our business and financial results would suffer. In addition, we are subject to concentrations of credit risk in our trade accounts receivable, which includes accounts of our distributors. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

A number of factors, including our inventory and pricing strategy, can impact our gross margins.

A number of factors can cause our gross margins to fluctuate, including yield, wafer pricing, product mix, market acceptance of our new products, competitive pricing dynamics, licensing costs, geographic and/or market segment pricing strategies. In addition, forecasting our gross margins is difficult because a significant portion of our business is based on turns within the same quarter.

In response to recent sharp increases in demand for semiconductor products and the ongoing global shortage of manufacturing capacities, our foundries, assembly, test, substrate and other component suppliers may increase their fees, which would increase our manufacturing costs. If we are unable to pass on the increased costs to our customers, this may result in a decline in our gross margins. We continue to review our product pricing strategies, which may include raising our average selling prices.

There can be no guarantee that our ongoing efforts to manage cost and product pricing fluctuations will be successful, which could ultimately lead to a decline in gross margins.

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

Fluctuations in the average selling prices of our products could have a negative impact on our gross margins.

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

In 2018, the U.S. and China began to impose partial tariffs on each other's products, leading to concerns of a trade war. It is not clear yet how the U.S.-China relationship will proceed under the Biden Administration, but the new Administration has continued to impose export control restrictions and sanctions on Chinese companies that make it difficult to continue to do business with such companies. If tensions continue to escalate between the U.S. and China, such escalation could result in general economic downturn or otherwise have a material adverse effect on our business. For example, ZTE Corporation (ZTE) has been subject to trade restrictions under a denial order issued by the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce. Although ZTE was granted relief from this denial order and is not currently subject to its restrictions, ZTE could become subject to the denial order again if the company fails to comply with the terms of the superseding settlement agreement or BIS determines that further sanctions are appropriate in the future. Also, in May 2019, BIS added Huawei Technologies Co., Ltd. (Huawei) and dozens of its affiliates to the Entity List, which imposes restrictions on the supply of certain U.S. and non-U.S. items and product support to listed Huawei entities. BIS has continued to add other China-based technology companies to the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions. In May 2020, the Department of Commerce also published a new interim final rule amending the Foreign-Produced Direct Product Rule under the Export Administration Regulations (EAR) to impose new controls over certain foreign-produced items destined to designated entities on the Entity List (namely, Huawei). The Foreign-Produced Direct Product Rule was revised in August 2020 in order to further restrict access to a broader swath of products by certain entities on the Entity List, including Huawei. As a result of these and other recent trade restrictions, we, along with others in the semi-conductor industry, are unable to sell certain products to Huawei without a license from BIS (for which there is a presumption of denial), and our ability to do business with Huawei has been adversely impacted. Further geopolitical and regulatory changes may result in shifting regulatory barriers, tax regulations and other trade restrictions that could further negatively impact our business, financial condition and/or operating results. In April 2020, for example, BIS announced further export control regulations effective on June 29, 2020, including the elimination of the license exception CIV (civil end-users), which had permitted certain national security-controlled items to be exported to certain destinations, such as China, without a license and the expansion of controls over items for MEU (military end-uses) in China, Russia and Venezuela. BIS also proposed modifications to the license exception APR (additional permissible reexports), which, if enacted, will impose a licensing requirement on items to be reexported to certain destinations. In June 2020, the Department of Commerce also announced the suspension of all Department of Commerce regulations that afford preferential treatment to Hong Kong under the EAR, including the availability of certain export license exceptions. This means that Hong Kong is now treated the same as China under the EAR, which may impact certain of our logistical operations. Furthermore, BIS may still be considering other regulatory changes. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.

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

The aggregate amount of our condensed consolidated indebtedness as of October 2, 2021 was $1.50 billion (principal amount), which consists of $750.0 million in aggregate principal amount of our 2.950% senior notes due 2024 (2024 Notes) and $750.0 million in aggregate principal amount of our 2.375% senior notes due 2030 (2030 Notes). We also may incur additional indebtedness in the future. Our indebtedness may:

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

As of October 2, 2021 we had 2.00 billion authorized common shares, of which 247.8 million shares were outstanding. In addition, 28.5 million shares of common stock were reserved for issuance pursuant to our equity incentive plans and Amended and Restated 1990 Employee Qualified Stock Purchase Plan. The availability of substantial amounts of our common stock resulting from the exercise or settlement of equity awards outstanding under our equity incentive plans, which would be dilutive to existing stockholders, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

On October 22, 2019, the Board authorized the 2019 Repurchase Program to repurchase the Company's common stock and debentures up to $1.00 billion. The 2019 Repurchase Program has no stated expiration date. Through October 2, 2021, we have used $716.3 million out of the $1.00 billion authorized under the 2019 Repurchase Program, leaving $283.7 million available for future purchases.

Pursuant to the terms of the Merger Agreement, we suspended our repurchase program on October 27, 2020, the date that we announced our planned merger with AMD. There was no common stock repurchase during the first six months of fiscal 2022.

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

XILINX, INC.

Date: October 28, 2021	/s/ Brice Hill
Brice Hill
Executive Vice President and Chief Financial Officer (as principal financial and accounting officer on behalf of Registrant)